Form 10-Q
period 1999-06-30
DECRANE HOLDINGS CO
filed 1999-08-06
CIK 1076441

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 [X] Yes [ ] No


     The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 2, 1999 was 3,389,663 shares.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              DECRANE HOLDINGS CO.
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                                                                     PAGE
ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 ............................      1

              Consolidated Statements of Operations for the three months and six months ended
                  June 30, 1999 and the three months and six months ended June 30, 1998 (predecessor) ..........      2

              Consolidated Statements of Stockholders' Equity for the six months ended June 30, 1999 ...........      3

              Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and
                  and the six months ended June 30, 1998 (predecessor) .........................................      4

              Condensed Notes to Consolidated Financial Statements .............................................      5


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............     15


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ........................................     20




                           PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS ................................................................................     22


ITEM 5.       OTHER INFORMATION ................................................................................     22


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits .........................................................................................     23

              Reports on Form 8-K ..............................................................................     23


                                       i

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                   JUNE 30,   DECEMBER 31,
                                                                                                     1999         1998
                                                                                                  ----------- ------------
                                                                                                  (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents ..................................................................  $     3,489  $     3,518
   Accounts receivable, net ...................................................................       43,786       30,441
   Inventories ................................................................................       49,323       34,281
   Deferred income taxes ......................................................................        3,630        4,300
   Prepaid expenses and other current assets...................................................        3,186        3,897
                                                                                                 -----------  -----------
     Total current assets .....................................................................      103,414       76,437

Property and equipment, net ...................................................................       35,670       28,160
Other assets, principally intangibles, net ....................................................      307,331      225,978
                                                                                                 -----------  -----------
       Total assets ...........................................................................  $   446,415  $   330,575
                                                                                                 ===========  ===========


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ......................................................................  $       489  $       283
   Current portion of long-term obligations ...................................................        3,368        1,529
   Accounts payable ...........................................................................        9,308        6,383
   Accrued expenses ...........................................................................       26,740       18,272
   Income taxes payable .......................................................................        5,107        3,743
                                                                                                 -----------  -----------
     Total current liabilities ................................................................       45,012       30,210
                                                                                                 -----------  -----------

Long-term liabilities
   Long-term obligations ......................................................................      271,508      184,953
   Deferred income taxes ......................................................................       16,418       16,990
   Other long-term liabilities ................................................................        4,815          659
                                                                                                 -----------  -----------
     Total long-term liabilities ..............................................................      292,741      202,602
                                                                                                 -----------  -----------

Commitments and contingencies
Mandatorily redeemable preferred stock ........................................................       38,440       35,884
                                                                                                 -----------  -----------

Stockholders' equity
   Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized;
     none issued and outstanding as of June 30, 1999 and December 31, 1998 ....................           -            -
   Common stock, $.01 par value, 4,500,000 and 3,500,000 shares authorized as of
     June 30, 1999 and December 31, 1998, respectively; 3,389,663 and 2,846,185
     shares issued and outstanding as of June 30, 1999 and December 31, 1998, respectively ....           34           28
   Additional paid-in capital .................................................................       74,435       64,497
   Notes receivable for shares sold ...........................................................         (360)        (352)
   Accumulated deficit ........................................................................       (2,751)      (2,568)
   Accumulated other comprehensive income (loss)...............................................       (1,136)         274
                                                                                                 -----------  -----------
     Total stockholders' equity ...............................................................       70,222       61,879
                                                                                                 -----------  -----------
       Total liabilities, mandatorily redeemable preferred stock and stockholders' equity .....  $   446,415  $   330,575
                                                                                                 ===========  ===========

                  The accompanying notes are an integral part of the consolidated financial statements.


                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                    THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                         JUNE 30,                       JUNE 30,
                                                                ----------------------------     --------------------------
                                                                                   1998                             1998
                                                                    1999        (PREDECESSOR)        1999       (PREDECESSOR)
                                                                -----------     ------------     -----------  ----------------
                                                                (UNAUDITED)      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues .....................................................  $    62,703     $   29,854     $   112,598    $    58,982
Cost of sales ................................................       42,079         20,134          75,974         40,275
                                                                -----------     ----------     -----------    -----------

     Gross profit ............................................       20,624          9,720          36,624         18,707
                                                                -----------     ----------     -----------    -----------

Operating expenses
   Selling, general and administrative expenses ..............        9,079          5,302          17,250         10,181
   Amortization of intangible assets .........................        2,894            382           5,458            761
                                                                -----------     ----------     -----------    -----------
     Total operating expenses ................................       11,973          5,684          22,708         10,942
                                                                -----------     ----------     -----------    -----------

Income from operations .......................................        8,651          4,036          13,916          7,765

Other expenses (income)
   Interest expense ..........................................        6,978            383          12,729          1,169
   Terminated debt offering expenses .........................           -             600              -             600
   Other income...............................................         (223)           (13)           (367)           (30)
                                                                -----------     ----------     -----------    -----------

Income before provision for income taxes .....................        1,896          3,066           1,554          6,026
Provision for income taxes ...................................        1,804          1,394           1,737          2,666
                                                                -----------     ----------     -----------    -----------

Net income (loss) ............................................  $        92     $    1,672     $      (183)   $     3,360
                                                                ===========     ==========     ===========    ===========


              The accompanying notes are an integral part of the consolidated financial statements.


                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK                                          ACCUMULATED
                                               -------------------               NOTES                     OTHER
                                                NUMBER              ADDITIONAL RECEIVABLE              COMPREHENSIVE
                                                  OF                  PAID-IN  FOR SHARES ACCUMULATED     INCOME
                                                SHARES     AMOUNT     CAPITAL     SOLD      DEFICIT       (LOSS)        TOTAL
                                               ---------  --------  ---------- ---------- -----------  -------------  ---------
Balance, December 31, 1998 .................   2,846,185  $     28   $ 64,497   $   (352) $  (2,568)    $     274     $  61,879

Comprehensive income (loss)
   Net loss ................................         -          -          -          -        (183)           -           (183)
   Translation adjustment ..................         -          -          -          -          -         (1,410)       (1,410)
                                                                                                                      ---------
                                                                                                                         (1,593)
                                                                                                                      ---------
Sale of common stock .......................     543,478         6     12,494         -          -             -         12,500

Non-cash dividend accretion on mandatorily
   redeemable preferred stock ..............         -          -      (2,556)        -          -             -         (2,556)

Notes receivable interest ..................         -          -          -          (8)        -             -             (8)
                                               ---------  --------   --------   --------  ---------      ---------    ---------
Balance, June 30, 1999 (Unaudited) .........   3,389,663  $     34   $ 74,435   $   (360) $  (2,751)     $  (1,136)   $  70,222
                                               =========  ========   ========   ========  =========      =========    =========

             The accompanying notes are an integral part of the consolidated financial statements.


                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                               --------------------------
                                                                                                                  1998
                                                                                                  1999        (PREDECESSOR)
                                                                                               -----------    -----------
                                                                                               (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ........................................................................  $      (183)   $     3,360
   Adjustments to reconcile net income (loss) to
     net cash used for operating activities
       Depreciation and amortization ........................................................        8,785          2,966
       Deferred income taxes ................................................................          161         (1,219)
       Other, net ...........................................................................          131           (159)
       Changes in assets and liabilities, net of effect from acquisitions
         Accounts receivable ................................................................       (7,130)        (2,154)
         Inventories ........................................................................        2,399         (3,058)
         Prepaid expenses and other assets ..................................................         (757)          (643)
         Accounts payable ...................................................................       (1,384)        (1,451)
         Accrued expenses ...................................................................          228          2,316
         Income taxes payable ...............................................................        2,511           (778)
         Other long-term liabilities ........................................................          (55)            -
                                                                                               -----------    -----------
           Net cash provided by (used for) operating activities .............................        4,706           (820)
                                                                                               -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of cash acquired ..........................................     (102,975)       (85,744)
   Capital expenditures .....................................................................       (3,054)        (1,102)
   Other, net ...............................................................................           78            175
                                                                                               -----------    -----------
           Net cash used for investing activities ...........................................     (105,951)       (86,671)
                                                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings .....................................................................       90,000             -
   Net borrowings (repayments) under revolving line of credit agreements ....................       (2,800)        56,750
   Net proceeds from the sale of common stock ...............................................       12,500         34,815
   Customer advance .........................................................................        5,000             -
   Other long-term borrowings ...............................................................          636             -
   Deferred financing costs .................................................................       (3,062)          (311)
   Principal payments on term debt, capitalized leases and other obligations ................       (1,223)        (1,156)
   Other, net ...............................................................................          171           (481)
                                                                                               -----------    -----------
           Net cash provided by financing activities ........................................      101,222         89,617
                                                                                               -----------    -----------

Effect of foreign currency translation on cash ..............................................           (6)             5
                                                                                               -----------    -----------

Net increase (decrease) in cash and cash equivalents ........................................          (29)         2,131
Cash and cash equivalents at beginning of period ............................................        3,518            206
                                                                                               -----------    -----------
Cash and cash equivalents at end of period ..................................................  $     3,489    $     2,337
                                                                                               ===========    ===========

                   The accompanying notes are an integral part of the consolidated financial statements.


                       DECRANE HOLDINGS CO. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1998 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1998 audited financial statements and related notes included in the Company's prospectus. The prospectus is part of the Company's Registration Statement No. 333-70363 on Form S-1 filed with the Securities and Exchange Commission effective May 14, 1999. The Company has made some reclassifications to prior periods' financial statements to conform to the 1999 presentation.

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


NOTE 2 - ACQUISITIONS

     PATS

     On January 22, 1999 the Company acquired all of the common stock of PATS, Inc. PATS is a Maryland-based designer, manufacturer and installer of auxiliary fuel tank systems, which significantly extend the flight range of commercial and corporate aircraft, and a manufacturer of aircraft auxiliary power units.

     The total purchase price was $39,042,000, including an estimated $1,340,000 of acquisition related costs. The acquisition was accounted for as a purchase and the $31,759,000 difference between the purchase price and the fair value of the net assets acquired was recorded as goodwill and is being amortized on a straight-line basis over thirty years. The consolidated balance sheet as of June 30, 1999 reflects the financial position of PATS and the consolidated statement of operations for the six months ended June 30, 1999 includes its operating results subsequent to the acquisition date.

     The acquisition was funded with borrowings under the Company's senior credit facility as described in Note 5 and a $5,000,000 customer advance for product to be delivered by PATS in the future.


     PPI

     On April 23, 1999 the Company acquired all of the common stock of PPI Holdings, Inc. PPI is a Kansas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft.

     The total purchase price was $63,178,000, plus $19,250,000 of contingent consideration payable over two years based on future attainment of defined performance criteria. The total purchase price includes an estimated $1,240,000 of acquisition related costs. The acquisition was accounted for as a purchase and the assets acquired and liabilities assumed have been recorded at their estimated fair values. As a result, the historical value of inventory was increased by $1,093,000 and the $52,896,000 difference between the purchase price and the fair value of the net assets acquired was recorded as goodwill. The increase in inventory value was charged to operations as the inventory was sold during the period ended June 30, 1999 and goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term. The purchase price allocation is preliminary and may change upon the completion of the final valuation of the net assets acquired. The consolidated balance sheet as of June 30, 1999 reflects the financial position of PPI and the consolidated statements of operations for the three months and six months ended June 30, 1999 include its operating results subsequent to the acquisition date.

     The acquisition was funded with borrowings under the Company's senior credit facility as described in Note 5 and $12,500,000 of proceeds from the sale of common stock as described in Note 7.


     CUSTOM WOODWORK - SUBSEQUENT EVENT

     On August 5, 1999 the Company acquired substantially all of the assets, subject to accounts payable and accrued expenses assumed, of Custom Woodwork & Plastics, Inc. Custom Woodwork is a Georgia-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft.

     The total purchase price was $13,750,000, plus $2,000,000 of contingent consideration payable over two years based on future attainment of defined performance criteria. The total purchase price includes an estimated $500,000 of acquisition related costs. The acquisition will be accounted for as a purchase and the estimated $11,000,000 difference between the purchase price and the fair value of the net assets acquired will be recorded as goodwill and amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term. The purchase price allocation is preliminary and may change upon the completion of the final valuation of the net assets acquired. The Company's consolidated financial statements will include Custom Woodwork's financial position and its results of operations for periods subsequent to the acquisition date.

     The acquisition was funded with borrowings under the Company's senior credit facility as described in Note 5.


NOTE 3 - PRO FORMA RESULTS OF OPERATIONS FOR THE DLJ AND OTHER ACQUISITIONS

     Unaudited pro forma consolidated results of operations are presented in the table below for six months ended June 30, 1999 and 1998. The results of operations reflect the Company's purchase by DLJ and other 1998 acquisitions described in the Company's 1998 audited financial statements and the 1999 PATS and PPI acquisitions as if all of these transactions were consummated as of January 1, 1998. The pro forma results exclude the effect of the Custom Woodwork acquisition, which was completed subsequent to June 30, 1999.

                                                                 PRO FORMA FOR THE
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                -------------------
                                                                   1999      1998
                                                                --------- ---------
                                                                  (IN THOUSANDS)

Revenues .................................................      $ 125,806 $ 112,671
Income (loss) before extraordinary item ..................            422    (5,123)


     The pro forma results of operations do not purport to represent what actual results would have been if the transactions described above occurred on such dates or to project the results of operations for any future period. The above information reflects adjustments for inventory, depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt structure of the Company following the acquisitions. In 1998, income excludes the effect of a $2,229,000 extraordinary loss incurred in connection with a debt refinancing.

     One customer, the Boeing Company, accounted for more than 10% of the Company's 1998 consolidated revenues. If the Company had completed its 1998 and 1999 acquisitions at the beginning of 1998, two customers would have accounted for 10% or more of the Company's consolidated revenues as follows:

                                                                 PRO FORMA FOR THE
                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                                -------------------
                                                                   1999      1998
                                                                --------- ---------
Boeing ....................................................        24.2%     24.0%
Textron ...................................................        15.2%     10.0%


     Complete loss of either customer could have a significant adverse impact on the results of operations expected in future periods.

NOTE 4 - INVENTORIES

     Inventories are comprised of the following (amounts in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                             -----------  -----------
                                                             (UNAUDITED)
Raw material ..............................................  $    27,362  $    19,221
Work-in process ...........................................       13,979        7,231
Finished goods ............................................        7,982        7,829
                                                             -----------  -----------
   Total inventories ......................................  $    49,323  $    34,281
                                                             ===========  ===========


NOTE 5 - BORROWINGS

     Long-term obligations include the following amounts (amounts in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                1999         1998
                                                             ----------- ------------
                                                             (UNAUDITED)
Senior credit facility
   $25 million working capital revolving line of credit ...  $     3,000  $     5,800
   $25 million acquisition revolving line of credit .......           -            -
   Term loans .............................................      169,388       79,888
12% senior subordinated notes .............................      100,000      100,000
Capital lease obligations and equipment term financing ....        1,931          367
Other  ....................................................          557          427
                                                             -----------  -----------
   Total long-term obligations ............................      274,876      186,482
   Less current portion ...................................       (3,368)      (1,529)
                                                             -----------  -----------
     Long-term obligations, less current portion ..........  $   271,508  $   184,953
                                                             ===========  ===========

     In conjunction with the January 1999 PATS acquisition, the Company borrowed $14,918,000 under its acquisition revolving credit facility and amended its term loan facility to provide for an additional $20,000,000 of term loan borrowings. The interest rate margins, the rates charged above the current prime or Euro-Dollar rates, were increased by 0.50% for all senior credit facility borrowings. The amended interest rate margins range between 1.50% to 1.75% for prime rate borrowings and 2.75% to 3.00% for Euro-Dollar borrowings, depending on the type of borrowing.

     In April 1999, the term loan facility was further amended to provide for an additional $70,000,000 of term loan borrowings. The Company used $50,000,000 of the proceeds to fund the PPI acquisition and $20,000,000 to repay borrowings under its acquisition and working capital revolving credit facilities. The interest rate margins applicable to the $70,000,000 incremental term loan borrowings are 2.00% for prime rate borrowings or 3.25% for Euro-Dollar borrowings.

     In conjunction with the August 1999 Custom Woodwork acquisition, the Company borrowed $13,750,000 under its acquisition revolving credit facility.


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

NOTE 7 - CAPITAL STRUCTURE

     MANDATORILY REDEEMABLE PREFERRED STOCK

     During the six months ended June 30, 1999, the liquidation preference of the preferred stock increased by $2,556,000 to reflect non-cash dividend accretion. The dividend accretion was charged to additional paid-in capital. The preferred stock has a total liquidation value of $38,440,000 as of June 30, 1999.

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


NOTE 8 - CONSOLIDATED STATEMENTS OF CASH FLOWS

     Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):

                                                              SIX MONTHS ENDED JUNE 30,
                                                             --------------------------
                                                                               1998
                                                               1999        (PREDECESSOR)
                                                             -----------    -----------
                                                             (UNAUDITED)    (UNAUDITED)
1999 and 1998 acquisitions
   Fair value of assets acquired ..........................  $   117,528    $    91,575
   Liabilities assumed ....................................      (15,308)        (4,569)
                                                             -----------    -----------
     Cash paid ............................................      102,220         87,006
     Less cash acquired ...................................       (2,245)        (1,262)
                                                             -----------    -----------
       Net cash paid for 1999 and 1998 acquisitions .......       99,975         85,744

Contingent consideration paid in conjunction with the
  1997 Audio International acquisition ....................        3,000             -
                                                             -----------    -----------
     Net cash paid for acquisitions .......................  $   102,975    $    85,744
                                                             ===========    ===========


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

     BALANCE SHEETS


                                                                           JUNE 30, 1999 (UNAUDITED)
                                                     --------------------------------------------------------------------
                                                        DECRANE     GUARANTOR  NON-GUARANTOR CONSOLIDATING   CONSOLIDATED
                                                     HOLDINGS CO. SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS       TOTAL
                                                     -----------  ------------ ------------- -------------   ------------
                                                                                (IN THOUSANDS)

ASSETS

Current assets
Cash and cash equivalents .........................  $     1,705  $     1,677   $      107   $        -       $     3,489
   Accounts receivable, net .......................           -        42,206        1,580            -            43,786
   Inventories ....................................           -        47,665        1,658            -            49,323
   Other current assets ...........................        4,543        2,160          113            -             6,816
                                                     -----------  -----------   ----------   -----------      -----------
     Total current assets .........................        6,248       93,708        3,458            -           103,414

Property and equipment, net .......................        1,239       32,176        2,255            -            35,670
Other assets, principally intangibles, net ........       14,172      280,586       12,573            -           307,331
Investments in subsidiaries .......................      345,752       20,516           -       (366,268)(1)            -
Intercompany receivables ..........................       44,210          331        4,039       (48,580)(2)            -
                                                     -----------  -----------   ----------   -----------      -----------
     Total assets .................................  $   411,621  $   427,317   $   22,325   $  (414,848)     $   446,415
                                                     ===========  ===========   ==========   ===========      ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term obligations .........................  $     3,048  $       293   $      516   $        -       $     3,857
   Other current liabilities ......................       11,251       28,410        1,494            -            41,155
                                                     -----------  -----------   ----------   -----------      -----------
     Total current liabilities ....................       14,299       28,703        2,010            -            45,012
                                                     -----------  -----------   ----------   -----------      -----------
Long-term liabilities
   Long-term obligations ..........................      270,790          671           47            -           271,508
   Intercompany payables ..........................          873       47,376          331       (48,580)(2)            -
   Other long-term liabilities ....................       15,861        4,815          557            -            21,233
                                                     -----------  -----------   ----------   -----------      -----------
     Total long-term liabilities ..................      287,524       52,862          935       (48,580)         292,741
                                                     -----------  -----------   ----------   -----------      -----------
Mandatorily redeemable preferred stock ............       38,440           -            -             -            38,440
                                                     -----------  -----------   ----------   -----------      -----------
Stockholders' equity (deficit)
   Paid-in capital ................................       74,109      286,635       15,440      (302,075)(1)       74,109
   Retained earnings (deficit) ....................       (2,751)      59,117        5,076       (64,193)(1)       (2,751)
   Accumulated other comprehensive
     income (loss) ................................           -            -        (1,136)           -            (1,136)
                                                     -----------  -----------   ----------   -----------      -----------
     Total stockholders' equity (deficit) .........       71,358      345,752       19,380      (366,268)          70,222
                                                     -----------  -----------   ----------   -----------      -----------
       Total liabilities, mandatorily redeemable
         preferred stock and stockholders' equity .  $   411,621  $   427,317   $   22,325   $  (414,848)     $   446,415
                                                     ===========  ===========   ==========   ===========      ===========


                                                                               DECEMBER 31, 1998
                                                     ----------------------------------------------------------------------
                                                        DECRANE     GUARANTOR  NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO. SUBSIDIARIES SUBSIDIARIES   ADJUSTMENTS          TOTAL
                                                     -----------  ------------ ------------  -------------     ------------
                                                                                (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents ......................  $     2,458  $       762   $      298   $        -       $     3,518
   Accounts receivable, net .......................           -        28,917        1,524            -            30,441
   Inventories ....................................           -        32,624        1,657            -            34,281
   Other current assets ...........................        7,066          894          237            -             8,197
                                                     -----------  -----------   ----------   -----------      -----------
     Total current assets .........................        9,524       63,197        3,716            -            76,437

Property and equipment, net .......................          272       26,170        1,718            -            28,160
Other assets, principally intangibles, net ........       11,753      200,383       13,842            -           225,978
Investments in subsidiaries .......................      250,366       20,114           -       (270,480)(1)            -
Intercompany receivables ..........................       39,012        2,091        3,622       (44,725)(2)            -
                                                     -----------  -----------   ----------   -----------      -----------
     Total assets .................................  $   310,927  $   311,955   $   22,898   $  (315,205)     $   330,575
                                                     ===========  ===========   ==========   ===========      ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term obligations .........................  $       892  $       628   $      292   $        -       $     1,812
   Other current liabilities ......................       10,573       16,651        1,174            -            28,398
                                                     -----------  -----------   ----------   -----------      -----------
     Total current liabilities ....................       11,465       17,279        1,466            -            30,210
                                                     -----------  -----------   ----------   -----------      -----------

Long-term liabilities
   Long-term obligations ..........................      184,822          131           -             -           184,953
   Intercompany payables ..........................          873       43,521          331       (44,725)(2)            -
   Other long-term liabilities ....................       16,278          658          713            -            17,649
                                                     -----------  -----------   ----------   -----------      -----------
     Total long-term liabilities ..................      201,973       44,310        1,044       (44,725)         202,602
                                                     -----------  -----------   ----------   -----------      -----------

Mandatorily redeemable preferred stock ............       35,884           -            -             -            35,884
                                                     -----------  -----------   ----------   -----------      -----------

Stockholders' equity (deficit)
   Paid-in capital ................................       64,173      210,787       15,440      (226,227)(1)       64,173
   Retained earnings (deficit) ....................       (2,568)      39,579        4,674       (44,253)(1)       (2,568)
   Accumulated other comprehensive
     income (loss) ................................           -            -           274            -               274
                                                     -----------  -----------   ----------   -----------      -----------
     Total stockholders' equity (deficit) .........       61,605      250,366       20,388      (270,480)          61,879
                                                     -----------  -----------   ----------   -----------      -----------

       Total liabilities, mandatorily redeemable
         preferred stock and stockholders' equity .  $   310,927  $   311,955   $   22,898   $  (315,205)     $   330,575
                                                     ===========  ===========   ==========   ===========      ===========


     STATEMENTS OF OPERATIONS

                                                                  SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                                     ---------------------------------------------------------------------
                                                        DECRANE     GUARANTOR   NON-GUARANTOR  CONSOLIDATING  CONSOLIDATED
                                                     HOLDINGS CO. SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                     ------------ ------------  -------------  -------------  ------------
                                                                                (IN THOUSANDS)
Revenues ..........................................  $        -   $   110,320   $    6,247      $ (3,969)(3)   $  112,598
Cost of sales .....................................           -        74,933        5,010        (3,969)(3)       75,974
                                                     ------------ ------------  ------------   ----------     ------------
Gross profit ......................................           -        35,387        1,237            -            36,624

Selling, general and administrative expenses ......        2,978       13,551          721            -            17,250
Amortization of intangible assets .................           78        5,128          252            -             5,458
Interest expense ..................................       12,525          186           18            -            12,729
Intercompany charges ..............................       (3,386)       3,290           96            -                -
Equity in earnings of subsidiaries ................       (7,238)        (496)          -          7,734 (4)           -
Other expenses (income) ...........................           -            75         (442)           -              (367)
Provision (benefit) for income taxes ..............       (4,774)       6,415           96            -             1,737
                                                     ------------ ------------  -----------    ----------     ------------
Net income (loss) .................................  $      (183) $     7,238   $      496      $ (7,734)      $     (183)
                                                     ============ ============  ===========    ==========     ============


                                                              SIX MONTHS ENDED JUNE 30, 1998 (PREDECESSOR--UNAUDITED)
                                                     ---------------------------------------------------------------------
                                                       DECRANE
                                                       AIRCRAFT     GUARANTOR   NON-GUARANTOR  CONSOLIDATING  CONSOLIDATED
                                                     HOLDINGS CO. SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                     ------------ ------------  -------------  -------------  ------------
                                                                                (IN THOUSANDS)
Revenues ..........................................  $        -   $    56,936   $    6,702     $    (4,656)(3)  $  58,982
Cost of sales .....................................           -        39,726        5,205          (4,656)(3)     40,275
                                                     -----------  -----------   ----------     -----------      ---------
Gross profit ......................................           -        17,210        1,497              -          18,707

Selling, general and administrative expenses ......        2,435        7,238          508              -          10,181
Amortization of intangible assets .................           -           756            5              -             761
Interest expense ..................................        1,120           49           -               -           1,169
Intercompany charges ..............................       (3,225)       3,129           96              -              -
Equity in earnings of subsidiaries ................       (3,995)        (556)          -            4,551 (4)         -
Other expenses (income) ...........................          600         (155)         125              -             570
Provision (benefit) for income taxes ..............         (295)       2,754          207              -           2,666
                                                     -----------  -----------   ----------     -----------      ---------
Net income ........................................  $     3,360  $     3,995   $      556     $    (4,551)     $   3,360
                                                     ===========  ===========   ==========     ===========      =========


     STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)
                                                     ---------------------------------------------------------------------
                                                        DECRANE     GUARANTOR   NON-GUARANTOR  CONSOLIDATING  CONSOLIDATED
                                                     HOLDINGS CO. SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                     ------------ ------------  -------------  -------------  ------------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..............................  $      (183) $     7,238   $      496     $    (7,734)     $     (183)
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............        1,154        7,631          292              -            9,077
     Equity in earnings of subsidiaries ...........       (7,238)        (496)          -            7,734 (4)          -
   Changes in working capital .....................       14,179      (17,583)        (784)             -           (4,188)
                                                     -----------  -----------   ----------     -----------      ----------
     Net cash provided by (used for)
       operating activities........................        7,912       (3,210)           4              -            4,706
                                                     -----------  -----------   ----------     -----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired     (105,220)       2,245            -              -         (102,975)
   Capital expenditures and other .................          (22)      (2,515)        (439)             -           (2,976)
                                                     -----------  -----------   ----------     -----------      ----------
     Net cash provided by (used for)
       investing activities .......................     (105,242)        (270)        (439)             -         (105,951)
                                                     -----------  -----------   ----------     -----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings ...........................       90,000           -            -               -           90,000
   Net proceeds from sale of common stock .........       12,500           -            -               -           12,500
   Customer advance ...............................           -         5,000           -               -            5,000
   Other long-term borrowings .....................          636           -            -               -              636
   Deferred financing costs .......................       (3,062)          -            -               -           (3,062)
   Net revolving line of credit repayments ........       (2,800)          -            -               -           (2,800)
   Principal payments on long-term
     debt and leases ..............................         (697)        (511)         (15)             -           (1,223)
   Other, net .....................................           -           (94)         265              -              171
                                                     -----------  -----------   ----------     -----------      ----------
     Net cash provided by financing activities ....       96,577        4,395          250              -          101,222
                                                     -----------  -----------   ----------     -----------      ----------
Effect of foreign currency translation on cash ....           -            -            (6)             -               (6)
                                                     -----------  -----------   ----------     -----------      ----------
Net increase (decrease) in cash and equivalents ...         (753)         915         (191)             -              (29)
Cash and equivalents at beginning of period .......        2,458          762          298              -            3,518
                                                     -----------  -----------   ----------     -----------      ----------
Cash and equivalents at end of period .............  $     1,705  $     1,677   $      107     $        -       $    3,489
                                                     ===========  ===========   ==========     ===========      ==========

                                                             SIX MONTHS ENDED JUNE 30, 1998 (PREDECESSOR--UNAUDITED)
                                                     ---------------------------------------------------------------------
                                                       DECRANE
                                                       AIRCRAFT     GUARANTOR   NON-GUARANTOR  CONSOLIDATING  CONSOLIDATED
                                                     HOLDINGS CO. SUBSIDIARIES  SUBSIDIARIES    ADJUSTMENTS       TOTAL
                                                     ------------ ------------  -------------  -------------  ------------
                                                                                (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $     3,360  $     3,995   $      556     $    (4,551)    $    3,360
   Adjustments to net income
     Non-cash net income adjustments ..............       (1,141)       2,314          415              -           1,588
     Equity in earnings of subsidiaries ...........       (3,995)        (556)          -            4,551 (4)         -
   Changes in working capital .....................       (1,563)      (3,978)        (227)             -          (5,768)
                                                     -----------  -----------   ----------     -----------     ----------
     Net cash provided by (used for)
       operating activities........................       (3,339)       1,775          744              -            (820)
                                                     -----------  -----------   ----------     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired      (87,006)       1,262            -              -         (85,744)
   Capital expenditures and other .................          (29)        (699)        (199)             -            (927)
                                                     -----------  -----------   ----------     -----------     ----------
     Net cash provided by (used for)
       investing activities .......................      (87,035)         563         (199)             -         (86,671)
                                                     -----------  -----------   ----------     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net revolving line of credit borrowings ........       56,750           -            -               -          56,750
   Net proceeds from sale of common stock .........       34,815           -            -               -          34,815
   Principal payments on long-term
     debt and leases ..............................           (2)      (1,128)         (26)             -          (1,156)
   Deferred financing costs .......................         (311)          -            -               -            (311)
   Other, net .....................................           78          (96)        (463)             -            (481)
                                                     -----------  -----------   ----------     -----------     ----------
     Net cash provided by (used for)
       financing activities .......................       91,330       (1,224)        (489)             -          89,617
                                                     -----------  -----------   ----------     -----------     ----------
Effect of foreign currency translation on cash ....           -            -             5              -               5
                                                     -----------  -----------   ----------     -----------     ----------
Net increase in cash and equivalents ..............          956        1,114           61              -           2,131
Cash and equivalents at beginning of period .......           16          109           81              -             206
                                                     -----------  -----------   ----------     -----------     ----------

Cash and equivalents at end of period .............  $       972  $     1,223   $      142     $        -      $    2,337
                                                     ===========  ===========   ==========     ===========     ==========

NOTE 10 - LITIGATION

     The Canadian Transportation Safety Board has notified the Company that as part of its investigation of the crash of Swissair Flight 111 on September 2, 1998, burned wire was found which was attached to the in-flight entertainment system installed on certain Swissair aircraft by a subsidiary of the Company. The Canadian Transportation Safety Board has advised the Company that it does not have evidence that the system the Company installed malfunctioned or failed during the flight. The Company has been requested by attorneys for families of persons who died aboard the flight to put its insurance carrier on notice of a potential claim by such families.

     On August 3, 1999 families of persons who died aboard the flight filed an action in federal court in California against one of our subsidiaries and two other unaffiliated parties allegedly doing business in California, claiming negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The action seeks compensatory and punitive damages and costs in an unstated amount. Discovery has not yet commenced. The Company intends to defend vigorously against the claim. Actions were also previously filed in other jurisdictions against other unaffiliated parties, including Swissair and Boeing.

     On August 5, 1998, the Company and its chief executive officer were served in an action filed in state court in California by the Company's chief financial officer and secretary claiming that he is due additional compensation in the form of stock options, and claiming fraud, negligent misrepresentation and breach of contract in connection therewith. On September 22, 1998, the plaintiff amended the compliant by repeating the allegations in the initial compliant and adding allegations of fraudulent misrepresentation in violation of certain provisions of the California Labor Code (for which doubled damages are sought), promissory estoppel, and wrongful discharge as a violation of public policy (as a result of allegations made by the plaintiff of improprieties in connection with the fairness opinion with respect to the DLJ Acquisition). The plaintiff further amended his complaint to allege breach of an implied contract as well. The action seeks not less than $1.5 million plus punitive damages and costs. Discovery has not been completed. The Company intends to vigorously defend against such claim. The plaintiff's employment with the Company was terminated.

     The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business. Management believes the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


NOTE 11 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

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

     Our financial position and results of operations have been affected by our history of acquisitions. Since DeCrane Aircraft's formation in 1989, we have completed fourteen acquisitions of businesses or assets. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial statements included herein, consist of:

--   Avtech, acquired on June 26, 1998;

--   Dettmers, acquired on June 30, 1998;

--   PATS, acquired on January 22, 1999; and

--   PPI, acquired on April 23, 1999.

     Our historical financial statements included in this report reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates. Additionally, DeCrane Aircraft's capital structure was significantly altered in August 1998 by the financing obtained to fund the tender offer for its stock in conjunction with the DLJ acquisition.

     In August 1999, we purchased substantially all of the assets, subject to accounts payable and accrued expenses assumed, of Custom Woodwork. Our historical financial statements do not reflect the Custom Woodwork acquisition since it was acquired subsequent to June 30, 1999.


                           INDUSTRY OUTLOOK AND TRENDS

     During the first six months of 1999, Boeing, our largest customer, initiated a program to reduce inventory levels and, in addition, they have announced lower production rates for some of their models of commercial aircraft. These factors have resulted in lower sales volume for various products we supply to Boeing, most notably electrical contacts and connectors. We believe the demand for these products will continue to be lower over the next twelve months and possibly beyond.

     Offsetting this anticipated weakness in demand for products we supply to the commercial aircraft market, is the high level of middle- and high-end corporate aircraft production and consequent strong demand for cabin management products we manufacture, such as audio and video systems, seats and furniture. We anticipate this high level of demand for such products to continue for at least the next twelve months.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues increased $32.8 million, or 110.0%, to $62.7 million for the three months ended June 30, 1999 from $29.9 million for the three months ended June 30, 1998. Revenues increased due to:

-- the inclusion of $33.4 million of revenues resulting from the Avtech, Dettmers, PATS and PPI acquisitions; and

-- a $2.4 million increase in entertainment and cabin management products revenues.

     The increases were offset by:

-- a $2.5 million decrease in electrical contact revenues due to weak demand from our commercial aircraft customers; and

-- a $0.5 million net decrease in revenues from our other products and services.

     GROSS PROFIT. Gross profit increased $10.9 million, or 112.2%, to $20.6 million for the three months ended June 30, 1999. Gross profit as a percent of revenues increased to 32.9% for the quarter ended June 30, 1999 from 32.6% for the same period last year. Factors contributing to the gross profit increase were:

--   a contribution of $13.0 million from the acquired companies; and

-- a $1.3 million increase due to higher entertainment and cabin management products revenues.

     Offsetting the above favorable factors was:

-- a $1.7 million decrease due to lower overall margins for products and services supplied to commercial aircraft customers;

-- a $1.1 million charge for the portion of the PPI acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the three months ended June 30, 1999; and

-- a $0.6 million decrease due to lower electrical contact revenues, primarily from commercial aircraft customers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $3.8 million, or 71.2%, to $9.1 million for the three months ended June 30, 1999, from $5.3 million for the same period last year. SG&A expenses as a percent of revenues decreased to 14.5% for the second quarter 1999 compared to 17.8% for the same period last year. SG&A expenses increased as a result of:

-- a $3.4 million increase from the inclusion of expenses from the acquired companies; and

-- a $0.4 million increase in expenses in support of additional administrative activity.

     OPERATING INCOME. Operating income increased $4.6 million, or 114.3%, to $8.6 million for the three months ended June 30, 1999, from $4.0 million for the same period last year. Operating income as a percent of revenues increased to 13.8% for the second quarter of 1999, from 13.5% for the same quarter last year. An increase in operating income of $9.6 million resulting from the inclusion of the acquired companies was offset by:

-- $2.5 million of higher amortization expenses associated with the DLJ acquisition and the Avtech, Dettmers, PATS and PPI acquisitions;

-- a $1.1 million charge for the portion of the PPI acquisition purchase price allocated to inventory and charged to operations during the period;

-- $1.0 million of lower gross profit and $0.4 higher SG&A expenses due to the factors described above.

     INTEREST EXPENSE. Interest expense increased $6.6 million to $7.0 million for the three months ended June 30, 1999, from $0.4 million for the same period last year. Higher debt levels resulting from the tender offer and the Avtech, Dettmers, PATS and PPI acquisitions caused the increase.

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

     NET INCOME. Net income decreased $1.6 million, to $0.1 million for the three months ended June 30,1999 compared to $1.7 million for the same period in 1998. The decrease was due to the factors described above.

     BOOKINGS AND BACKLOG. Bookings increased $24.0 million, or 72.5%, to $57.1 million for the three months ended June 30, 1999 compared to $33.1 million for the same period in 1998. Companies acquired contributed $27.7 million of the increase. Backlog increased $64.8 million, or 85.9%, to $140.2 million as of June 30, 1999 compared to $75.4 million as of December 31, 1998; $66.9 million of the increase pertains to the acquired companies.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

     REVENUES. Revenues increased $53.6 million, or 90.9%, to $112.6 million for the six months ended June 30, 1999 from $59.0 million for the six months ended June 30, 1998. Revenues increased due to:

-- the inclusion of $53.0 million of revenues resulting from the Avtech, Dettmers, PATS and PPI acquisitions; and

-- a $4.1 million increase in entertainment and cabin management products revenues.

     The increases were offset by:

-- a $3.2 million decrease in electrical contact revenues due to weak demand from our commercial aircraft customers; and

-- a $0.3 million net decrease in revenues from our other products and services.

     GROSS PROFIT. Gross profit increased $17.9 million, or 95.8%, to $36.6 million for the six months ended June 30, 1999. Gross profit as a percent of revenues increased to 32.5% for the six months ended June 30, 1999 from 31.7% for the same period last year. Factors contributing to the gross profit increase were:

--   the contribution from the acquired companies of $20.0 million; and

-- a $2.3 million increase due to higher entertainment and cabin management products revenues.

     Offsetting the above favorable factors was:

-- a $2.7 million decrease due to lower overall margins for products and services supplied to commercial aircraft customers;

-- a $1.1 million charge for the portion of the PPI acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the three months ended June 30, 1999; and

-- a $0.6 million decrease due to lower electrical contact revenues, primarily from commercial aircraft customers.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $7.1 million, or 69.4%, to $17.3 million for the six months ended June 30, 1999, from $10.2 million for the same period last year. SG&A expenses as a percent of revenues decreased to 15.3% for the six months ended June 30, 1999 compared to 17.3% for the same period last year. SG&A expenses increased as a result of:

-- a $6.0 million increase from the inclusion of expenses from the acquired companies; and

-- a $1.1 million increase in expenses in support of additional administrative activity.

     OPERATING INCOME. Operating income increased $6.1 million to $13.9 million for the six months ended June 30, 1999, from $7.8 million for the same period last year. Operating income as a percent of revenues decreased to 12.4% for the six months ended June 30, 1999, from 13.2% for the same period last year. An increase in operating income of $14.0 million resulting from the acquisitions of the acquired companies was offset by:

-- $4.7 million of higher amortization expenses associated with the DLJ acquisition and the Avtech, Dettmers, PATS and PPI acquisitions;

-- a $1.1 million charge for the portion of the PPI acquisition purchase price allocated to inventory and charged to operations during the period;

-- $1.0 million of lower gross profit and $1.1 higher SG&A expenses due to the factors described above.

     INTEREST EXPENSE. Interest expense increased $11.5 million to $12.7 million for the six months ended June 30, 1999, from $1.2 million for the same period last year. Higher debt levels resulting from the tender offer and the Avtech, Dettmers, PATS and PPI acquisitions caused the increase.

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

     NET INCOME (LOSS). Net income decreased $3.6 million, to a loss of $0.2 million for the six months ended June 30, 1999 compared to net income of $3.4 million for the same period in 1998. The decrease was due to the factors described above.

     BOOKINGS AND BACKLOG. Bookings increased $42.7 million, or 69.1%, to $104.5 million for the six months ended June 30, 1999 compared to $61.8 million for the same period in 1998. Companies acquired contributed $43.3 million of the increase. Backlog increased $64.8 million, or 85.9%, to $140.2 million as of June 30, 1999 compared to $75.4 million as of December 31, 1998; $66.9 million of the increase pertains to the acquired companies.


                         LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended June 30, 1999, we generated $4.7 million of cash from operating activities which is the net of $8.9 million of cash generated from operations after adding back depreciation, amortization and other non-cash items, $4.1 million used for working capital and $0.1 million resulting from a decrease in other liabilities. The following factors contributed to the $4.1 million working capital increase:

--   accounts receivable increased $7.1 million due to higher sales; and

-- accounts payable and accrued expenses decreased by a net $1.2 million as a result of payment timing patterns; offset by

-- inventory decreased by $2.4 million as a result of adjustments to inventory levels based on production forecasts.

     Cash used for investing activities during the six months ended June 30, 1999 consisted of $100.0 million for the PATS and PPI acquisitions, $3.0 million of contingent consideration paid during 1999 related to the 1997 Audio International acquisition, and $3.1 million for capital expenditures. We anticipate spending $6.6 million for capital expenditures in 1999.

     Net cash provided by financing activities was $101.2 million for the six months ended June 30, 1999. In January 1999, the senior term loan facility was amended to provide for an additional $20.0 million of term loan borrowings. We used the funds obtained from the term loan borrowings, $14.9 million of borrowings under our acquisition revolving credit facility and a $5.0 million customer advance to acquire all of the common stock of PATS.
In April 1999, we further amended our term loan facility and borrowed an additional $70 million. We used $50.0 million of the proceeds to partially fund the PPI acquisition and $20.0 million to repay borrowings under our acquisition and working capital revolving credit facilities. In April 1999, we sold 543,478 shares of common stock for $12.5 million and used the proceeds to fund the remaining portion of the PPI acquisition. Subsequent to June 30, 1999 we borrowed an additional $13.8 million under our acquisition revolving credit facility to fund the Custom Woodwork acquisition.

     At June 30, 1999, senior credit facility borrowings totaling $172.4 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. As of June 30, 1999 we had $58.2 million of working capital, $22.0 million of borrowings available under our working capital senior credit facility and $25.0 million available under our acquisition senior credit facility. We believe that the current levels of working capital and amounts available under our senior credit facilities will enable us to meet our liquidity requirements for the next several years.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial position or results of operations.

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

     Our Year 2000 compliance efforts are directed primarily towards ensuring that we will be able to continue to perform three critical functions:

--   make and sell our products,

--   order and receive raw material and supplies, and

--   pay our employees and vendors.

     Our assessment of year 2000 performance standards is complete for our information technology systems and for those systems deemed to be critical to our operations. Our initial review of third-party compliance risks from our key vendors and customers has also been completed. We will continue our review of data from all of those vendors and customers who responded during the second quarter of 1999 to determine if additional steps are necessary to mitigate risks. Our management does not anticipate any resulting failures in our systems, products or supply chain that would disrupt our operations to a material degree at this time. Between now and the end of the year, we will continue to test our systems, monitor the readiness of our vendors and suppliers, and take necessary actions to correct noncompliant systems.

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

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At June 30, 1999, the current prime rate was 7.75% and the current Euro-Dollar rate was 5.1%. Based on $172.4 million of variable-rate debt outstanding as of June 30, 1999, a hypothetical one percent rise in interest rates, to 8.75% for prime rate borrowings and 6.1% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $1.7 million annually. Subsequent to June 30, 1999, we increased our variable-rate debt by $13.8 million. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

     At June 30, 1999, the carrying value of our fixed-rate long-term debt approximated its fair value. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Our customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, we have not entered into any such contracts during the six months ended June 30, 1999 and no such contracts are open as of that date.


                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report discuss future expectations, beliefs or strategies, projections or other "forward-looking" information. These statements are subject to known and unknown risks. Many factors could cause actual company results, performance or achievements, or industry results, to be materially different from the projections expressed or implied by this report. Some of those risks are specifically described in the "Risk Factors" section in our prospectus dated May 14, 1999, but we are also vulnerable to a variety of elements that affect many businesses, such as:

-- fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

-- changes in prevailing interest rates and the availability of financing to fund our plans for continued growth;

--   inflation, and other general changes in costs of goods and services;

--   liability and other claims asserted against us;

--   the ability to attract and retain qualified personnel;

--   labor disturbances; and

-- changes in operating strategy, or our acquisition and capital expenditure plans.

     We cannot predict any of the foregoing with certainty, so our forward-looking statements are not necessarily accurate predictions. Also, we are not obligated to update any of these statements, to reflect actual results or report later developments. You should not rely on our forward-looking statements as if they were certainties.

                     INCORPORATION OF DOCUMENTS BY REFERENCE

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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board notified us that they recovered burned wire which was attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of our subsidiaries. Attorneys for families of persons who died aboard the flight requested that we put our insurance carrier on notice of a potential claim by those families, and we did so. The Transportation Safety Board has advised us that it has no evidence that the system we installed malfunctioned or failed during the flight. We are fully cooperating with the investigation.

     On August 3, 1999 families of persons who died aboard the flight filed an action in federal court in California against our subsidiary Hollingsead and two other unaffiliated parties allegedly doing business in California, claiming negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The action seeks compensatory and punitive damages and costs in an unstated amount. Discovery has not yet commenced. We intend to defend vigorously against the claim. Actions were also previously filed in other jurisdictions against other unaffiliated parties, including Swissair and Boeing.

     In August 1998, DeCrane Aircraft and R. Jack DeCrane, its chief executive officer, were served in an action filed in state court in California by Robert
A. Rankin, claiming that he was due additional compensation in the form of stock options, and claiming fraud, negligent misrepresentation and breach of contract in connection therewith, fraudulent misrepresentation in violation of provisions of the California Labor Code for which doubled damages are sought, promissory estoppel, and wrongful discharge in violation of public policy as a result of his allegations of improprieties in connection with the DLJ acquisition transactions. The plaintiff later amended his complaint to allege breach of an implied contract as well. The action seeks not less than $1.5 million plus punitive damages and costs. Discovery has not been completed. We intend to vigorously defend against the claim. Mr. Rankin's employment with DeCrane Aircraft was terminated.


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

ACQUISITION OF CUSTOM WOODWORK & PLASTICS, INC.

     On August 5, 1999 the Company acquired substantially all of the assets, subject to accounts payable and accrued expenses assumed, of Custom Woodwork & Plastics, Inc. Custom Woodwork is a Georgia-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft.

     The acquisition is described in Note 2 to consolidated financial statements included with this report.

     Regulation S-X compliant audited financial statements of Custom Woodwork are not available at this time. As a result, Regulation S-X compliant pro forma consolidated financial information cannot be prepared at this time. The appropriate audited financial statements and pro forma consolidated financial information will be filed on Form 8-K as soon as practicable, but in no event later than October 20, 1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     3.19.1   Articles of Incorporation of CWP Acquisition, Inc. **

     3.19.2   By Laws of CWP Acquisition, Inc. **

     20.1     Prospectus of DeCrane Aircraft Holdings, Inc. dated May 14, 1999 (incorporated by reference to the Company's
              Registration Statement No. 333-70365 on Form S-1 effective May 14, 1999) *

     21.1     List of Subsidiaries of Registrant **

     27       Financial Data Schedule **

--------------
     * Previously filed
     ** Filed herewith


b.   Reports on Form 8-K

     None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       DECRANE HOLDINGS CO.
                                                          (Registrant)


August 6, 1999               By:  /s/  THOMPSON DEAN
                                 ---------------------------------------------
                                  Name:    Thompson Dean
                                  Title:   Chairman of the Board of Directors,
                                           President and Treasurer
                                           (principal accounting officer)