Form 10-Q
period 1999-09-30
DECRANE HOLDINGS CO
filed 1999-11-15
CIK 1076441

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                        Commission File Number 333-70363

                             ----------------------

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

                              --------------------


                                (NOT APPLICABLE)

      (Former address and telephone number of principal executive offices, if changed since last report)

                              --------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 /X/ Yes / / No


The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of November 1, 1999 was 3,389,663 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              DECRANE HOLDINGS CO.
                                      INDEX



                                                                                                                     PAGE
                                                                                                                     ----
                                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998 .......................      1

              Consolidated Statements of Operations for the three months and nine months ended
                  September 30, 1999, one month ended September 30, 1998 and
                  eight months and two months ended August 31, 1998 (predecessor)...............................      2

              Consolidated Statements of Stockholder's Equity for the nine months ended September 30, 1999 .....      3

              Consolidated Statements of Cash Flows for the nine months ended September 30, 1999,
                  one month ended September 30, 1998 and eight months ended August 31, 1998 (predecessor).......      4

              Condensed Notes to Consolidated Financial Statements .............................................      5


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ............     16


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ........................................     22




                                          PART II - OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS ................................................................................     24


ITEM 5.       OTHER INFORMATION ................................................................................     24


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              Exhibits .........................................................................................     25

              Reports on Form 8-K ..............................................................................     25

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                SEPTEMBER 30,  DECEMBER 31,
                                                                                                    1999           1998
                                                                                                ------------  -------------
                                                                                                (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents ..................................................................  $     3,139  $     3,518
   Accounts receivable, net ...................................................................       40,074       30,441
   Inventories ................................................................................       51,290       34,281
   Deferred income taxes ......................................................................        2,916        4,300
   Prepaid expenses and other current assets...................................................        2,847        3,897
                                                                                                 -----------  -----------
     Total current assets .....................................................................      100,266       76,437

Property and equipment, net ...................................................................       36,531       28,160
Other assets, principally intangibles, net ....................................................      321,602      225,978
                                                                                                 -----------  -----------
       Total assets ...........................................................................  $   458,399  $   330,575
                                                                                                 ===========  ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ......................................................................  $       401  $       283
   Current portion of long-term obligations ...................................................        3,682        1,529
   Accounts payable ...........................................................................        8,749        6,383
   Accrued expenses ...........................................................................       23,546       18,272
   Income taxes payable .......................................................................        4,638        3,743
                                                                                                 -----------  -----------
     Total current liabilities ................................................................       41,016       30,210
                                                                                                 -----------  -----------
Long-term obligations .........................................................................      281,094      184,953
Deferred income taxes .........................................................................       21,522       16,990
Other long-term liabilities ...................................................................        4,904          659

Commitments and contingencies (Note 8)

Mandatorily redeemable preferred stock ........................................................       39,785       35,884
                                                                                                 -----------  -----------
Stockholders' equity
   Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized;
     none issued and outstanding as of September 30, 1999 and December 31, 1998 ...............           -            -
   Common stock, $.01 par value, 4,500,000 and 3,500,000 shares authorized as of
     September 30, 1999 and December 31, 1998, respectively; 3,389,663 and 2,846,185 shares
     issued and outstanding as of September 30, 1999 and December 31, 1998, respectively ......           34           28
   Additional paid-in capital .................................................................       73,090       64,497
   Notes receivable for shares sold ...........................................................         (364)        (352)
   Accumulated deficit ........................................................................       (2,068)      (2,568)
   Accumulated other comprehensive income (loss)...............................................         (614)         274
                                                                                                 ------------ -----------
     Total stockholders' equity ...............................................................       70,078       61,879
                                                                                                 -----------  -----------
       Total liabilities, mandatorily redeemable preferred stock and stockholders' equity .....  $   458,399  $   330,575
                                                                                                 ===========  ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                 THREE MONTHS ENDED SEPTEMBER 30,            NINE MONTHS ENDED SEPTEMBER 30,
                                             -----------------------------------------  ---------------------------------------
                                                                      1998                                      1998
                                                          ----------------------------               --------------------------
                                                                       ||   TWO MONTHS                              ||  EIGHT MONTHS
                                                           ONE MONTH   ||     ENDED                     ONE MONTH   ||     ENDED
                                                             ENDED     ||    AUGUST 31                    ENDED     ||   AUGUST 31
                                                1999      SEPTEMBER 30 ||  (PREDECESSOR)     1999      SEPTEMBER 30 || (PREDECESSOR)
                                             -----------  ------------ ||  -------------  -----------  ------------ || -------------
                                             (UNAUDITED)  (UNAUDITED)  ||   (UNAUDITED)   (UNAUDITED)  (UNAUDITED)  ||
                                                                       ||                                           ||
Revenues ...................................  $  65,238    $  16,012   ||   $  31,095      $ 177,836    $  16,012   ||       90,077
Cost of sales ..............................     42,107       11,080   ||      19,826        118,081       11,080   ||       60,101
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
     Gross profit ..........................     23,131        4,932   ||      11,269         59,755        4,932   ||       29,976
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
                                                                       ||                                           ||
Operating expenses                                                     ||                                           ||
   Selling, general and administrative                                 ||                                           ||
   expenses.................................     10,257        3,170   ||       5,538         27,507        3,170   ||       15,719
   Nonrecurring charges ....................         -            -    ||       3,632             -            -    ||        3,632
   Amortization of intangible assets .......      4,048          802   ||         586          9,506          802   ||        1,347
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
     Total operating expenses ..............     14,305        3,972   ||       9,756         37,013        3,972   ||       20,698
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
                                                                       ||                                           ||
Income from operations .....................      8,826          960   ||       1,513         22,742          960   ||        9,278
                                                                       ||                                           ||
Other expenses (income)                                                ||                                           ||
   Interest expense ........................      7,155        1,765   ||       1,181         19,884        1,765   ||        2,350
   Terminated debt offering expenses .......         -            -    ||          -              -            -    ||          600
   Other expenses (income) .................         56          181   ||         277           (311)         181   ||          247
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
                                                                       ||                                           ||
Income (loss) before provision for income                              ||                                           ||
   taxes and extraordinary item ............      1,615         (986)  ||          55          3,169         (986)  ||        6,081
Provision (benefit) for income taxes .......        932         (506)  ||         226          2,669         (506)  ||        2,892
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
                                                                       ||                                           ||
Income (loss) before extraordinary item ....        683         (480)  ||        (171)           500         (480)  ||        3,189
Extraordinary loss from debt refinancing,                              ||                                           ||
   net of income tax benefit ...............         -           296   ||          -              -           296   ||           -
                                              ---------    ---------   ||   ---------      ---------    ---------   ||    ---------
                                                                       ||                                           ||
Net income (loss) ..........................  $     683    $    (776)  ||   $    (171)     $     500    $    (776)  ||     $  3,189
                                              =========    =========   ||   =========      =========    =========   ||     =======


         The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK                                             ACCUMULATED
                                               --------------------                  NOTES                    OTHER
                                                NUMBER                 ADDITIONAL RECEIVABLE              COMPREHENSIVE
                                                  OF                    PAID-IN   FOR SHARES  ACCUMULATED    INCOME
                                                SHARES      AMOUNT      CAPITAL      SOLD        DEFICIT      (LOSS)        TOTAL
                                               ---------   --------    ---------- ----------  ----------- -------------- ---------
Balance, December 31, 1998 .................   2,846,185   $     28    $ 64,497    $   (352)   $  (2,568)   $     274    $  61,879

Comprehensive income (loss)
   Net income ..............................         -           -           -           -           500           -           500
   Translation adjustment ..................         -           -           -           -            -          (888)        (888)
                                                                                                                         ---------
                                                                                                                              (388)
                                                                                                                         ---------
Sale of common stock .......................    543,478           6      12,494          -            -            -        12,500

Non-cash dividend accretion on mandatorily
   redeemable preferred stock ..............         -           -       (3,901)         -            -            -        (3,901)

Notes receivable interest ..................         -           -           -          (12)          -            -           (12)
                                               --------    --------    --------    --------    ---------    ---------    ---------

Balance, September 30, 1999 (Unaudited) ....   3,389,663   $     34    $ 73,090    $   (364)   $  (2,068)   $    (614)   $  70,078
                                               =========   ========    ========    =========   ==========   ==========   =========


         The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -----------------------------------------
                                                                                                       1998
                                                                                              -----------------------------
                                                                                                            || EIGHT MONTHS
                                                                                                ONE MONTH   ||     ENDED
                                                                                                  ENDED     ||   AUGUST 31
                                                                                     1999      SEPTEMBER 30 || (PREDECESSOR)
                                                                                  -----------  ------------ || -------------
                                                                                  (UNAUDITED)  (UNAUDITED)  ||
                                                                                                            ||
CASH FLOWS FROM OPERATING ACTIVITIES                                                                        ||
   Net income (loss) ...........................................................  $       500  $      (776) || $     3,189
   Adjustments to reconcile net income (loss) to net cash                                                   ||
     provided by (used for) operating activities                                                            ||
       Depreciation and amortization ...........................................       14,875        1,252  ||       4,454
       Deferred income taxes ...................................................          462          345  ||      (2,339)
       Extraordinary loss from debt refinancing.................................           -           296  ||          -
       Other, net ..............................................................          176          (61) ||        (360)
       Changes in assets and liabilities, net of effect from acquisitions                                   ||
         Accounts receivable ...................................................       (2,598)        (975) ||      (3,621)
         Inventories ...........................................................        1,423        1,492  ||      (2,017)
         Prepaid expenses and other assets .....................................       (1,276)        (650) ||         (58)
         Accounts payable ......................................................       (1,967)       1,514  ||      (1,127)
         Accrued expenses ......................................................       (3,792)      (1,525) ||       3,519
         Income taxes payable ..................................................        2,342       (2,418) ||       1,374
         Other long-term liabilities ...........................................           77           -   ||          -
                                                                                  -----------  -----------  || -----------
           Net cash provided by (used for) operating activities ................       10,222       (1,506) ||       3,014
                                                                                  -----------  -----------  || -----------
                                                                                                            ||
CASH FLOWS FROM INVESTING ACTIVITIES                                                                        ||
   Purchase of DeCrane Aircraft, including $4,555 of acquisition costs .........           -      (185,126) ||          -
   Cash paid for acquisition, net of cash acquired .............................     (116,790)          -   ||     (85,808)
   Capital expenditures ........................................................       (4,752)        (307) ||      (1,745)
   Other, net ..................................................................          111           -   ||         175
                                                                                  -----------  -----------  || -----------
           Net cash used for investing activities ..............................     (121,431)    (185,433) ||     (87,378)
                                                                                  -----------  -----------  || -----------
                                                                                                            ||
CASH FLOWS FROM FINANCING ACTIVITIES                                                                        ||
   Term debt borrowings ........................................................       90,000           -   ||          -
   Net borrowings (repayments) under revolving line of credit agreements .......        7,700       (1,519) ||      56,446
   Net proceeds from the sale of common stock ..................................       12,500           -   ||      34,815
   Customer advance ............................................................        5,000           -   ||          -
   Other long-term borrowings ..................................................          636           -   ||          -
   Deferred financing costs ....................................................       (3,062)          -   ||          -
   Principal payments on term debt, capitalized leases and other obligations ...       (1,824)        (129) ||      (1,317)
   Financing of DeCrane Aircraft Acquisition                                                                ||
     Proceeds from senior credit facility and bridge notes .....................           -       185,400  ||          -
     Proceeds from sale of common equity and mandatorily                                                    ||
       redeemable preferred stock ..............................................           -        99,000  ||          -
     Proceeds from stock options exercised .....................................           -         4,314  ||          -
     Repayment of existing credit facility .....................................           -       (93,000) ||          -
     Financing fees and expenses ...............................................           -        (2,843) ||          -
   Other, net ..................................................................          (21)          -   ||         (73)
                                                                                  ------------ -----------  || ------------
           Net cash provided by financing activities ...........................      110,929      191,223  ||      89,871
                                                                                  -----------  -----------  || -----------
                                                                                                            ||
Effect of foreign currency translation on cash .................................          (99)         (17) ||          26
                                                                                  ------------ ------------ || -----------
                                                                                                            ||
Net increase (decrease) in cash and cash equivalents ...........................         (379)       4,267  ||       5,533
Cash and cash equivalents at beginning of period ...............................        3,518           -   ||         206
                                                                                  -----------  -----------  || -----------
Cash and cash equivalents at end of period .....................................  $     3,139  $     4,267  || $     5,739
                                                                                  ===========  ===========  || ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1998 and the consolidated statements of operations and cash flows for the eight months ended August 31, 1998 have been derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1998 audited financial statements and related notes included in the Company's prospectus. The prospectus is part of the Company's Registration Statement No. 333-70363 on Form S-1 filed with the Securities and Exchange Commission effective May 14, 1999. The Company has made some reclassifications to prior periods' financial statements to conform to the 1999 presentation.

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


NOTE 2 - ACQUISITIONS

     ACQUIRED PRIOR TO SEPTEMBER 30, 1999

     During the nine months ended September 30, 1999, the Company acquired:

- all of the common stock of PATS, Inc., a Maryland-based designer, manufacturer and installer of auxiliary fuel tank systems and a manufacturer of aircraft auxiliary power units, on January 22, 1999;

- all of the common stock of PPI Holdings, Inc., a Kansas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft, on April 23, 1999; and

- substantially all of the assets of Custom Woodwork & Plastics, Inc., a Georgia-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft, on August 5, 1999.

     The total purchase price was $116,035,000, plus contingent consideration totaling a maximum of $19,250,000 payable over two years based on future attainment of defined performance criteria. The total purchase price includes an estimated $3,080,000 of acquisition related costs. The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values. As a result:

-    the historical value of inventory acquired was increased by $1,606,000;

-    identifiable intangible assets totaling $15,229,000 were recorded; and

- the $85,883,000 difference between the total purchase price and the fair value of the net assets acquired was recorded as goodwill.

     The purchase price allocations are preliminary and may change upon the completion of the final valuations of the net assets acquired. The increase in inventory value was charged to operations as the inventory was sold during the nine months ended September 30, 1999. Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from seven and fifteen years. Goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term. The consolidated balance sheet as of September 30, 1999 reflects the financial position of the companies acquired and the consolidated statements of operations for the three months and nine months ended September 30, 1999 includes their operating results subsequent to their respective acquisition dates.

     The acquisitions were funded with borrowings under the Company's senior credit facility as described in Note 5, $12,500,000 of proceeds from the sale of common stock as described in Note 7 and a $5,000,000 customer advance to be offset against amounts receivable from future product deliveries.

     ACQUIRED SUBSEQUENT TO SEPTEMBER 30, 1999

     Subsequent to September 30, 1999, the Company acquired:

- substantially all of the assets of PCI NewCo, Inc., a Kansas-based manufacturer of composite material and components for middle- and high-end corporate aircraft, on October 6, 1999; and

- all of the common stock of International Custom Interiors, Inc., a Florida-based provider of upholstery services and manufacturer of furniture for middle- and high-end corporate aircraft, on October 8, 1999.

     The total purchase price was $11,991,000, plus contingent consideration totaling a maximum of $4,500,000 payable over five years based on future attainment of defined performance criteria. The total purchase price includes an estimated $700,000 of acquisition related costs. The acquisitions will be accounted for as purchases and the assets acquired and liabilities assumed will be recorded at their estimated fair values. The consolidated financial statements will reflect the financial position and results of operations of the companies acquired for periods subsequent to their respective acquisition dates.

     The acquisitions were funded with borrowings under the Company's senior credit facility as described in Note 5.


NOTE 3 - PRO FORMA RESULTS OF OPERATIONS FOR THE DLJ AND OTHER ACQUISITIONS

     Unaudited pro forma consolidated results of operations are presented in the table below for nine months ended September 30, 1999 and 1998. The results of operations reflect the Company's purchase by DLJ and other 1998 acquisitions described in the Company's 1998 audited financial statements and the 1999 PATS, PPI and Custom Woodwork acquisitions as if all of these transactions were consummated as of January 1, 1998. The pro forma results exclude the effect of the PCI NewCo and International Custom Interiors acquisitions, which were completed subsequent to September 30, 1999.

                                                                        PRO FORMA FOR THE
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                        1999         1998
                                                                    -----------  -----------
                                                                          (IN THOUSANDS)
Revenues .........................................................  $   196,016  $   183,214
Income (loss) before extraordinary item ..........................        2,140       (5,618)

     The pro forma results of operations do not purport to represent what actual results would have been if the transactions described above occurred on such dates or to project the results of operations for any future period. The above information reflects adjustments for inventory, depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt structure of the Company following the acquisitions. In 1998, income excludes the effect of a $2,229,000 extraordinary loss incurred in connection with debt refinancings of which $296,000 was incurred during the nine months ended September 30, 1998.

NOTE 3 - PRO FORMA RESULTS OF OPERATIONS FOR THE DLJ AND OTHER ACQUISITIONS (CONTINUED)

     One customer, the Boeing Company, accounted for more than 10% of the Company's 1998 consolidated revenues. If the Company had completed its 1998 and 1999 acquisitions at the beginning of 1998, three customers would have accounted for 10% or more of the Company's consolidated revenues as follows:

                                                                        PRO FORMA FOR THE
                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    -------------------------
                                                                        1999         1998
                                                                    -----------  -----------
                                                                          (IN THOUSANDS)
Boeing ........................................................        18.6%        24.1%
Textron .......................................................        17.2%        11.0%
Bombardier ....................................................        13.2%         3.8%

     Complete loss of any of these customers could have a significant adverse impact on the results of operations expected in future periods.


NOTE 4 - INVENTORIES

     Inventories are comprised of the following (amounts in thousands):

                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        1999           1998
                                                                    ------------   ------------
                                                                             (UNAUDITED)
Raw material ....................................................   $    26,219    $    19,221
Work-in process .................................................        18,658          7,231
Finished goods ..................................................         6,413          7,829
                                                                    -----------    -----------
   Total inventories ............................................   $    51,290    $    34,281
                                                                    ===========    ===========

NOTE 5 - BORROWINGS

     Long-term obligations include the following amounts (amounts in thousands):

                                                                    SEPTEMBER 30,  DECEMBER 31,
                                                                        1999           1998
                                                                    ------------   ------------
                                                                     (UNAUDITED)
Senior credit facility
   $25 million working capital revolving line of credit ..........  $        -     $     5,800
   $25 million acquisition revolving line of credit ..............       13,500             -
   Term loans ....................................................      169,050         79,888
12% senior subordinated notes ....................................      100,000        100,000
Capital lease obligations and equipment term financing ...........        1,776            367
Other  ...........................................................          450            427
                                                                    -----------    -----------
   Total long-term obligations ...................................      284,776        186,482
   Less current portion ..........................................       (3,682)        (1,529)
                                                                    -----------    -----------
     Long-term obligations, less current portion .................  $   281,094    $   184,953
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

     In conjunction with the August 1999 Custom Woodwork acquisition, the Company borrowed $13,500,000 under its acquisition revolving credit facility. Subsequent to September 30, 1999, the Company borrowed $11,500,000 under its acquisition revolving credit facility in conjunction with the October 1999 PCI NewCo and International Custom Interiors acquisitions.


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


NOTE 7 - CAPITAL STRUCTURE

     MANDATORILY REDEEMABLE PREFERRED STOCK

     During the nine months ended September 30, 1999, the liquidation preference of the preferred stock increased by $3,901,000 to reflect non-cash dividend accretion. The dividend accretion was charged to additional paid-in capital. The preferred stock has a total liquidation value of $39,785,000 as of September 30, 1999.

     COMMON STOCK

     In April 1999, the Company increased the number of authorized common shares to 4,500,000 shares. In conjunction with the PPI acquisition financing, the Company sold 543,478 shares to DLJ and its affiliates at $23.00 per share.


NOTE 8 - LITIGATION

     As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board notified the Company that they recovered burned wire which had been attached to the in-flight entertainment system installed on some of Swissair's aircraft by a subsidiary of the Company. At the request of the attorneys for families of persons who died aboard the flight, the Company put its insurance carrier on notice of a potential claim by those families. The Transportation Safety Board has advised the Company that it has no evidence that the system installed by the Company's subsidiary malfunctioned or failed during the flight. The Company is fully cooperating with the investigation.

     Families of persons who died aboard the flight have filed actions in federal and state courts against the Company, our subsidiary, and many other parties unaffiliated with the Company, including Swissair and Boeing. The action claims negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. The Company intends to vigorously defend against the claims.

     In August 1998, the Company and its chief executive officer were served in an action filed in state court in California by the Company's chief financial officer claiming that he was due additional compensation in the form of stock options, and claiming fraud, negligent misrepresentation and breach of contract in connection therewith, fraudulent misrepresentation in violation of provisions of the California Labor Code for which doubled damages are sought, promissory estoppel, and wrongful discharge in violation of public policy as a result of his allegations of improprieties in connection with the DLJ acquisition transactions. The plaintiff later amended his complaint to allege breach of an implied contract as well. The action seeks not less than $1,500,000 plus punitive damages and costs. The Company intends to vigorously defend against the claims. The plaintiff's employment with the Company was terminated.

     The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business. Management believes the ultimate disposition of all of the foregoing matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 9 - CONSOLIDATED STATEMENTS OF CASH FLOWS

     Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -----------------------------------------
                                                                                                         1998
                                                                                            -------------------------------
                                                                                                            || EIGHT MONTHS
                                                                                                ONE MONTH   ||     ENDED
                                                                                                  ENDED     ||   AUGUST 31
                                                                                     1999      SEPTEMBER 30 || (PREDECESSOR)
                                                                                  -----------  ------------ || -------------
                                                                                  (UNAUDITED)  (UNAUDITED)  ||
                                                                                                            ||
1999 and 1998 acquisitions                                                                                  ||
   Fair value of assets acquired ...............................................  $   136,359  $   310,450  ||      91,640
   Liabilities assumed .........................................................      (20,324)    (119,585) ||      (4,569)
                                                                                  -----------  -----------  || -----------
     Cash paid .................................................................      116,035      190,865  ||      87,071
     Less cash acquired ........................................................       (2,245)      (5,739) ||      (1,263)
                                                                                  -----------  -----------  || -----------
       Net cash paid for 1999 and 1998 acquisitions ............................      113,790      185,126  ||      85,808
                                                                                                            ||
Contingent consideration paid in conjunction with the                                                       ||
   1997 Audio International acquisition ........................................        3,000           -   ||          -
                                                                                  -----------  -----------  || -----------
     Net cash paid for acquisitions ............................................  $   116,790  $   185,126  ||      85,808
                                                                                  ===========  ===========  || ===========

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

NOTE 11 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

     BALANCE SHEETS
                                                                          SEPTEMBER 30, 1999 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                        DECRANE      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
ASSETS
Current assets
Cash and cash equivalents .........................  $       807    $     2,211     $      121     $        -       $     3,139
   Accounts receivable, net .......................           -          38,818          1,256              -            40,074
   Inventories ....................................           -          49,578          1,712              -            51,290
   Other current assets ...........................        3,532          2,135             96              -             5,763
                                                     -----------    -----------     ----------     -----------      -----------
     Total current assets .........................        4,339         92,742          3,185              -           100,266

Property and equipment, net .......................        1,262         32,853          2,416              -            36,531
Other assets, principally intangibles, net ........       15,844        292,935         12,823              -           321,602
Investments in subsidiaries .......................      363,948         20,297             -         (384,245)(1)          -
Intercompany receivables ..........................       38,808            331          3,902         (43,041)(2)          -
                                                     -----------    -----------     ----------     -----------      -----------

       Total assets ...............................  $   424,201    $   439,158     $   22,326     $  (427,286)     $   458,399
                                                     ===========    ===========     ==========     ===========      ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term obligations .........................  $     3,490    $       164     $      429     $        -       $     4,083
   Other current liabilities ......................        8,033         27,669          1,231              -            36,933
                                                     -----------    -----------     ----------     -----------      -----------
     Total current liabilities ....................       11,523         27,833          1,660              -            41,016
                                                     -----------    -----------     ----------     -----------      -----------

Long-term obligations .............................      280,416            636             42              -           281,094
Intercompany payables .............................          873         41,837            331         (43,041)(2)           -
Other long-term liabilities .......................       20,912          4,904            610              -            26,426

Mandatorily redeemable preferred stock ............       39,785             -              -               -            39,785
                                                     -----------    -----------     ----------     -----------      -----------

Stockholders' equity
   Paid-in capital ................................       72,760        300,450         15,440        (315,890)(1)       72,760
   Retained earnings (deficit) ....................       (2,068)        63,498          4,857         (68,355)(1)       (2,068)
   Accumulated other comprehensive
     income (loss) ................................           -              -            (614)             -              (614)
                                                     -----------    -----------     ----------     -----------      -----------
     Total stockholders' equity ...................       70,692        363,948         19,683        (384,245)          70,078
                                                     -----------    -----------     ----------     -----------      -----------
       Total liabilities, mandatorily redeemable
         preferred stock and stockholders' equity .  $   424,201    $   439,158     $   22,326     $  (427,286)     $   458,399
                                                     ===========    ===========     ==========     ===========      ===========

                                                                          DECEMBER 31, 1998 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                        DECRANE      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents ......................  $     2,458    $       762    $      298     $        -       $     3,518
   Accounts receivable, net .......................           -          28,917         1,524              -            30,441
   Inventories ....................................           -          32,624         1,657              -            34,281
   Other current assets ...........................        7,066            894           237              -             8,197
                                                     -----------    -----------    ----------     -----------      -----------
     Total current assets .........................        9,524         63,197         3,716              -            76,437

Property and equipment, net .......................          272         26,170         1,718              -            28,160
Other assets, principally intangibles, net ........       11,753        200,383        13,842              -           225,978
Investments in subsidiaries .......................      250,366         20,114            -         (270,480)(1)           -
Intercompany receivables ..........................       39,012          2,091         3,622         (44,725)(2)           -
                                                     -----------    -----------    ----------     -----------      -----------
       Total assets ...............................  $   310,927    $   311,955    $   22,898     $  (315,205)     $   330,575
                                                     ===========    ===========    ==========     ===========      ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term obligations .........................  $       892    $       628    $      292     $        -       $     1,812
   Other current liabilities ......................       10,573         16,651         1,174              -            28,398
                                                     -----------    -----------    ----------     -----------      -----------
     Total current liabilities ....................       11,465         17,279         1,466              -            30,210
                                                     -----------    -----------    ----------     -----------      -----------

Long-term obligations .............................      184,822            131            -               -           184,953
Intercompany payables .............................          873         43,521           331         (44,725)(2)           -
Other long-term liabilities .......................       16,278            658           713              -            17,649

Mandatorily redeemable preferred stock ............       35,884             -             -               -            35,884
                                                     -----------    -----------    ----------     -----------      -----------

Stockholders' equity
   Paid-in capital ................................       64,173        210,787        15,440        (226,227)(1)       64,173
   Retained earnings (deficit) ....................       (2,568)        39,579         4,674         (44,253)(1)       (2,568)
   Accumulated other comprehensive
     income (loss) ................................           -              -            274              -               274
                                                     -----------    -----------    ----------     -----------      -----------
     Total stockholder's equity ...................       61,605        250,366        20,388        (270,480)          61,879
                                                     -----------    -----------    ----------     -----------      -----------

       Total liabilities, mandatorily redeemable
         preferred stock and stockholders' equity .  $   310,927    $   311,955    $   22,898     $  (315,205)     $   330,575
                                                     ===========    ===========    ==========     ===========      ===========

     STATEMENTS OF OPERATIONS

                                                                   NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                        DECRANE      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
Revenues ..........................................  $        -     $   174,583    $    8,591     $    (5,338)(3)   $   177,836
Cost of sales .....................................           -         116,546         6,873          (5,338)(3)       118,081
                                                     -----------    -----------    ----------     -----------       -----------

Gross profit ......................................           -          58,037         1,718              -             59,755

Selling, general and administrative expenses ......        4,981         21,402         1,124              -             27,507
Amortization of intangible assets .................          116          9,015           375              -              9,506
Interest expense ..................................       17,407          2,444            33              -             19,884
Intercompany charges ..............................       (3,603)         3,475           128              -                 -
Equity in earnings of subsidiaries ................      (11,619)          (363)           -           11,982 (4)            -
Other expenses (income) ...........................           -              61          (372)             -               (311)
Provision (benefit) for income taxes ..............       (7,782)        10,384            67              -              2,669
                                                     -----------    -----------    ----------     -----------       -----------

Net income ........................................  $       500    $    11,619    $      363     $   (11,982)      $       500
                                                     ===========    ===========    ==========     ===========       ===========

                                                                   ONE MONTH ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                        DECRANE      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
Revenues ..........................................  $        -     $    15,659    $    1,096     $      (743)(3)   $    16,012
Cost of sales .....................................           -          10,975           848            (743)(3)        11,080
                                                     -----------    -----------    ----------     -----------       -----------

Gross profit ......................................           -           4,684           248              -              4,932

Selling, general and administrative expenses ......          359          2,714            97              -              3,170
Amortization of intangible assets .................            9            749            44              -                802
Interest expense ..................................        1,701             64            -               -              1,765
Intercompany charges ..............................         (576)           559            17              -                 -
Equity in (earnings) loss of subsidiaries .........           (2)            62            -              (60)(4)            -
Other expenses (income) ...........................           -              (7)          188              -                181
Provision (benefit) for income taxes ..............       (1,011)           541           (36)             -               (506)
Extraordinary charge, net of tax ..................          296            -              -               -                296
                                                     -----------    -----------    ----------     -----------       -----------

Net income (loss) .................................  $      (776)   $         2    $      (62)    $        60       $      (776)
                                                     ===========    ===========    ==========     ===========       ===========

                                                             EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR - UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                       DECRANE
                                                       AIRCRAFT      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
Revenues ..........................................  $        -     $    87,312    $    8,503     $    (5,738)(3)   $    90,077
Cost of sales .....................................           -          59,252         6,587          (5,738)(3)        60,101
                                                     -----------    -----------    ----------     -----------       -----------

Gross profit ......................................           -          28,060         1,916              -             29,976

Selling, general and administrative expenses ......        3,949         11,041           729              -             15,719
Nonrecurring charges ..............................        3,632             -                             -              3,632
Amortization of intangible assets .................           -           1,337            10              -              1,347
Interest expense ..................................        2,343              7            -               -              2,350
Intercompany charges ..............................       (4,357)         4,229           128              -                 -
Equity in earnings of subsidiaries ................       (6,824)          (489)           -            7,313 (4)            -
Other expenses (income) ...........................          600           (164)          411              -                847
Provision (benefit) for income taxes ..............       (2,532)         5,275           149              -              2,892
                                                     -----------    -----------    ----------     -----------       -----------

Net income ........................................  $     3,189    $     6,824    $      489     $    (7,313)      $     3,189
                                                     ===========    ===========    ==========     ===========       ===========

     STATEMENTS OF CASH FLOWS
                                                                 NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                        DECRANE      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $       500    $    11,619    $      363     $   (11,982)      $        500
   Adjustments to net income
     Non-cash net income adjustments ..............        1,851         13,041           621              -              15,513
     Equity in earnings of subsidiaries ...........      (11,619)          (363)           -           11,982(4)              -
   Changes in working capital .....................       20,073        (25,286)         (578)             -              (5,791)
                                                     -----------    -----------    ----------     -----------       ------------

     Net cash provided by (used for)
       operating activities........................       10,805           (989)          406              -              10,222
                                                     -----------    -----------    ----------     -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired     (119,035)         2,245            -               -            (116,790)
   Capital expenditures and other .................          (66)        (3,952)         (623)             -              (4,641)
                                                     -----------    -----------    ----------     -----------       ------------

     Net cash used for investing activities .......     (119,101)        (1,707)         (623)             -            (121,431)
                                                     -----------    -----------    ----------     -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Term debt borrowings ...........................       90,000             -             -               -              90,000
   Net proceeds from sale of common stock .........       12,500             -             -               -              12,500
   Net revolving line of credit borrowings ........        7,700             -             -               -               7,700
   Customer advance ...............................           -           5,000            -               -               5,000
   Other long-term borrowings .....................          636             -             -               -                 636
   Deferred financing costs .......................       (3,062)            -             -               -              (3,062)
   Principal payments on long-term
     debt and leases ..............................       (1,129)          (675)          (20)             -              (1,824)
   Other, net .....................................           -            (180)          159              -                 (21)
                                                     -----------    -----------    ----------     -----------        -----------

     Net cash provided by financing activities ....      106,645          4,145           139              -             110,929
                                                     -----------    -----------    ----------     -----------        -----------

Effect of foreign currency translation on cash ....           -              -            (99)             -                 (99)
                                                     -----------    -----------    ----------     -----------        -----------

Net increase (decrease) in cash and equivalents ...       (1,651)         1,449          (177)             -                (379)
Cash and equivalents at beginning of period .......        2,458            762           298              -               3,518
                                                     -----------    -----------    ----------     -----------        -----------

Cash and equivalents at end of period .............  $       807    $     2,211    $      121     $        -         $     3,139
                                                     ===========    ===========    ==========     ===========        ===========

                                                                    ONE MONTH ENDED SEPTEMBER 30, 1998 (UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                        DECRANE      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..............................  $      (776)   $         2    $      (62)    $        60       $      (776)
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............          750          1,020            62              -              1,832
     Equity in earnings of subsidiaries ...........           (2)            62            -              (60)(4)            -
   Changes in working capital .....................       (1,681)          (711)         (170)             -             (2,562)
                                                     -----------    -----------    ----------     -----------       -----------

     Net cash provided by (used for)
       operating activities........................       (1,709)           373          (170)             -             (1,506)
                                                     -----------    -----------    ----------     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of DeCrane Aircraft ...................     (186,494)         1,052           316              -           (185,126)
   Capital expenditures and other .................           -            (240)          (67)             -               (307)
                                                     -----------    ------------   ----------     -----------       -----------

     Net cash provided by (used for)
       investing activities .......................     (186,494)           812           249              -           (185,433)
                                                     -----------    -----------    ----------     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Senior credit facility and bridge
     notes borrowings .............................      185,400             -             -               -            185,400
   Proceeds from sale of equity ...................       99,000             -             -               -             99,000
   Proceeds from stock options exercised ..........        4,314             -             -               -              4,314
   Repayment of existing credit facility...........      (93,000)            -             -               -            (93,000)
   Payment of financing fees and expenses .........       (2,843)            -             -               -             (2,843)
   Net revolving line of credit repayments ........       (1,600)            -             81              -             (1,519)
   Principal payments on long-term
     debt and leases ..............................           (1)          (118)          (10)             -               (129)
                                                     -----------    -----------    ----------     -----------       -----------

     Net cash provided by (used for)
       financing activities .......................      191,270           (118)           71              -            191,223
                                                     -----------    -----------    ----------     -----------       -----------

Effect of foreign currency translation on cash ....           -              -            (17)             -                (17)
                                                     -----------    -----------    ----------     -----------       -----------

Net increase (decrease) in cash and equivalents ...        3,067          1,067           133             -               4,267
Cash and equivalents at beginning of period .......           -              -             -              -                  -
                                                     -----------    -----------    ----------     -----------       -----------

Cash and equivalents at end of period .............  $     3,067    $     1,067    $      133     $        -        $     4,267
                                                     ===========    ===========    ==========     ===========       ===========


                                                             EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR - UNAUDITED)
                                                     ---------------------------------------------------------------------------
                                                       DECRANE
                                                       AIRCRAFT      GUARANTOR     NON-GUARANTOR  CONSOLIDATING     CONSOLIDATED
                                                     HOLDINGS CO.   SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     ------------   ------------   -------------  -------------     ------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $     3,189    $     6,824    $      489     $    (7,313)            $3,189
   Adjustments to net income
     Non-cash net income adjustments ..............       (2,222)         3,420           557              -               1,755
     Equity in earnings of subsidiaries ...........       (6,824)          (489)           -            7,313(4)              -
   Changes in working capital .....................        5,492         (7,393)          (29)             -              (1,930)
                                                     -----------    -----------    ----------     -----------        -----------

     Net cash provided by (used for)
       operating activities........................         (365)         2,362         1,017              -               3,014
                                                     -----------    -----------    ----------     -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired      (87,071)         1,263            -               -             (85,808)
   Capital expenditures and other .................          (44)        (1,306)         (220)             -              (1,570)
                                                     -----------    -----------    ----------     -----------        -----------

     Net cash used for investing activities .......      (87,115)           (43)         (220)             -             (87,378)
                                                     -----------    -----------    ----------     -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net revolving line of credit borrowings ........       57,000             -           (554)             -              56,446
Net proceeds from sale of common stock ............       34,815             -             -               -              34,815
   Principal payments on long-term
     debt and leases ..............................           (3)        (1,280)          (34)             -              (1,317)
   Other, net .....................................           23            (96)           -               -                 (73)
                                                     -----------    -----------    ----------     -----------        -----------

     Net cash provided by (used for)
       financing activities .......................       91,835         (1,376)         (588)             -              89,871
                                                     -----------    -----------    ----------     -----------        -----------

Effect of foreign currency translation on cash ....           -              -             26              -                  26
                                                     -----------    -----------    ----------     -----------        -----------

Net increase in cash and equivalents ..............        4,355            943           235              -               5,533
Cash and equivalents at beginning of period .......           16            109            81              -                 206
                                                     -----------    -----------    ----------     -----------        -----------

Cash and equivalents at end of period .............  $     4,371    $     1,052    $      316     $        -         $     5,739
                                                     ===========    ===========    ==========     ===========        ===========

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

     Our financial position and results of operations have been affected by our history of acquisitions. Since DeCrane Aircraft's formation in 1989, we have completed sixteen acquisitions of businesses or assets. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial statements included herein, consist of:

-    Avtech, acquired on June 26, 1998;
-    Dettmers, acquired on June 30, 1998;
-    PATS, acquired on January 22, 1999;
-    PPI, acquired on April 23, 1999; and
-    Custom Woodwork on August 5, 1999.

     Our historical financial statements included in this report reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates. Additionally, DeCrane Aircraft's capital structure was significantly altered in August 1998 by the financing obtained to fund the tender offer for its stock in conjunction with the DLJ acquisition.

     In October 1999, we acquired PCI NewCo and International Custom Interiors. Our historical financial statements do not reflect these acquisitions since they were acquired subsequent to September 30, 1999.

                           INDUSTRY OUTLOOK AND TRENDS

     During the first six months of 1999, Boeing, our largest customer, initiated a program to reduce inventory levels and, in addition, they have announced lower production rates for some of their models of commercial aircraft. These factors have resulted in lower sales volume for various products we supply to Boeing both directly and indirectly through sales to other Boeing suppliers, most notably electrical contacts and connectors. We believe the demand for these products will continue to be lower over the next twelve months and possibly beyond.

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 REFLECTS THE COMBINED HISTORICAL RESULTS FOR THE ONE MONTH ENDED SEPTEMBER 31, 1998 AND THE TWO MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR).

     REVENUES. Revenues increased $18.1 million, or 38.4%, to $65.2 million for the three months ended September 30, 1999 from $47.1 million for the three months ended September 30, 1998. Revenues increased due to:

- the inclusion of $23.9 million of revenues resulting from the PATS, PPI and Custom Woodwork acquisitions; and
- a $2.7 million increase in entertainment and cabin management product revenues.

     The increases were offset by:

- a $7.2 million decrease in revenues due to weak demand for our commercial aircraft products; and
- a $1.3 million net decrease in revenues from our other products and services.

     GROSS PROFIT. Gross profit increased $6.9 million, or 42.6%, to $23.1 million for the three months ended September 30, 1999. Gross profit as a percent of revenues increased to 35.4% for the quarter ended September 30, 1999 from 34.4% for the same period last year. Factors contributing to the gross profit increase were:

-    a contribution of $9.0 million from the acquired companies;
- a $1.2 million increase due to higher entertainment and cabin management products revenues; and
- a $1.2 million increase resulting from the portion of the DLJ acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the one month ended
     September 30, 1998; and
-    a $0.1 million increase relating to other products and services.

     Offsetting the above favorable factors was:

-    a $2.7 million decrease due to lower commercial aircraft product revenues;
- a $1.4 million decrease due to lower margins resulting from fixed overhead costs absorbed over a lower revenue base;
- a $0.5 million charge for the portion of the Custom Woodwork acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the three months ended September 30, 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.6 million, or 18.4%, to $10.3 million for the three months ended September 30, 1999, from $8.7 million for the same period last year. SG&A expenses as a percent of revenues decreased to 15.7 % for the third quarter 1999 compared to 18.5% for the same quarter last year. The net increase in SG&A expenses is a result of:

- a $2.0 million increase from the inclusion of expenses from the acquired companies; offset by
-    a net $0.4 million decrease in expenses at our other companies.

     OPERATING INCOME. Operating income increased $6.3 million, or 252.0%, to $8.8 million for the three months ended September 30, 1999, from $2.5 million for the same period last year. Operating income as a percent of revenues increased to 13.5% for the third quarter of 1999, from 5.3% for the same quarter last year. Operating income increased due to:

-    the inclusion of $7.0 million from the acquired companies ,
- a $3.6 million charge recorded in 1998 for nonrecurring tender offer expenses;
- a $1.2 million charge resulting from the portion of the DLJ acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the one month ended September 30, 1998; and
-    a $1.5 million improvement resulting from existing business growth.

     The increases were offset by:

- a $3.8 million reduction resulting from weakened demand for our commercial aircraft products;
- higher amortization expenses of $2.7 million associated with the DLJ acquisition and the PATS, PPI and Custom Woodwork acquisitions; and
- a $0.5 million charge for the portion of the Custom Woodwork acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the three months ended September 30, 1999.

     INTEREST EXPENSE. Interest expense increased $4.3 million to $7.2 million for the three months ended September 30, 1999, from $2.9 million for the same period last year. Higher debt levels resulting from the tender offer and the PATS, PPI and Custom Woodwork acquisitions caused the increase.

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

     NET INCOME (LOSS). Net income increased $1.6 million, to $0.7 million for the three months ended September 30,1999 compared to a net loss of $0.9 million for the same period in 1998. The increase was due to the factors described above.

     BOOKINGS AND BACKLOG. Bookings increased $13.9 million, or 28.1%, to $63.4 million for the three months ended September 30, 1999 compared to $49.5 million for the same period in 1998. An increase in bookings of $29.9 million attributable to companies acquired was offset by decreases of $12.2 million for commercial aircraft products and $3.8 million for our other products and services. Backlog increased $64.4 million, or 85.4%, to $139.8 million as of September 30, 1999 compared to $75.4 million as of December 31, 1998. A $71.0 million increase in backlog attributable to companies acquired as offset by decreases of $5.7 million for commercial aircraft products and $0.9 million for our other products and services.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 REFLECTS THE COMBINED HISTORICAL RESULTS FOR THE ONE MONTH ENDED SEPTEMBER 31, 1998 AND THE EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR).

     REVENUES. Revenues increased $71.7 million, or 67.6%, to $177.8 million for the nine months ended September 30, 1999 from $106.1 million for the nine months ended September 30, 1998. Revenues increased due to:

- the inclusion of $76.9 million of revenues resulting from the Avtech, Dettmers, PATS, PPI and Custom Woodwork acquisitions; and
- a $6.7 million increase in entertainment and cabin management product revenues.

     The increases were offset by:

- a $8.7 million decrease in revenues due to weak demand for our commercial aircraft products; and
- a $3.2 million net decrease in revenues from our other products and services.

     GROSS PROFIT. Gross profit increased $24.9 million, or 71.3%, to $59.8 million for the nine months ended September 30, 1999. Gross profit as a percent of revenues increased to 33.6% for the nine months ended September 30, 1999 from 32.9% for the same period last year. Factors contributing to the gross profit increase were:

-    a contribution of $29.1 million from the acquired companies;
- a $3.5 million increase due to higher entertainment and cabin management products revenues; and
- a $1.2 million increase resulting from the portion of the DLJ acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the one month ended
     September 30, 1998.

     Offsetting the above favorable factors were:

-    a $2.8 million decrease due to lower commercial aircraft product revenues;
- a $2.5 million decrease due to lower margins resulting from fixed overhead costs absorbed over a lower revenue base;
- a $1.6 million charge for the portions of PPI and Custom Woodwork acquisition purchase prices allocated to inventory and charged to operations as the inventory was sold during the nine months ended September 30, 1999; and
-    a $2.0 million decrease related to other products and services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $8.6 million, or 45.5%, to $27.5 million for the nine months ended September 30, 1999, from $18.9 million for the same period last year. SG&A expenses as a percent of revenues decreased to 15.5% for the nine months ended September 30, 1999 compared to 17.8% for the same period last year. SG&A expenses increased as a result of:

- a $8.0 million increase from the inclusion of expenses from acquired companies; and
-    a $0.6 million increase in expenses at our other companies.

     OPERATING INCOME. Operating income increased $12.5 million to $22.7 million for the nine months ended September 30, 1999, from $10.2 million for the same period last year. Operating income as a percent of revenues increased to 12.8% for the nine months ended September 30, 1999, from 9.6% for the same period last year. Operating income increased due to:

-    the inclusion of $21.0 million from the acquired companies;
- a $3.6 million charge recorded in 1998 for nonrecurring tender offer expenses;
- a $2.6 million increase related to entertainment and cabin management products; and
- a $1.2 million charge resulting from the portion of the DLJ acquisition purchase price allocated to inventory and charged to operations as the inventory was sold during the one month ended September 30, 1998.

     The increases were offset by:

- higher amortization expenses of $7.4 million associated with the DLJ acquisition and the PATS, PPI and Custom Woodwork acquisitions; and
- a $5.5 million reduction resulting from weakened demand for our commercial aircraft products;
- a $1.6 million charge for the portions of the PPI and Custom Woodwork acquisition purchase prices allocated to inventory and charged to operations as the inventory was sold during the nine months ended September 30, 1999; and
-    a $1.4 million decrease related to other products and services.

     INTEREST EXPENSE. Interest expense increased $15.8 million to $19.9 million for the nine months ended September 30, 1999, from $4.1 million for the same period last year. Higher debt levels resulting from the tender offer and the Avtech, Dettmers, PATS, PPI, and Custom Woodwork acquisitions caused the increase.

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

     NET INCOME. Net income decreased $1.9 million, to $0.5 million for the nine months ended September 30,1999 compared to $2.4 million for the same period in 1998.

     BOOKINGS AND BACKLOG. Bookings increased $115.1 million, or 103.4%, to $226.4 million for the nine months ended September 30, 1999 compared to $111.3 million for the same period in 1998. An increase in bookings of $132.5 million attributable to companies acquired was offset by decreases of $15.3 million for commercial aircraft products and $2.1 million for our other products and services. Backlog increased $64.4 million, or 85.4%, to $139.8 million as of September 30, 1999 compared to $75.4 million as of December 31, 1998. A $71.0 million increase in backlog attributable to companies acquired as offset by decreases of $5.7 million for commercial aircraft products and $0.9 million for our other products and services.


                         LIQUIDITY AND CAPITAL RESOURCES


     For the nine months ended September 30, 1999, we generated $10.2 million of cash from operating activities which is the net of $15.5 million of cash generated from operations after adding back depreciation, amortization and other non-cash items, and $5.9 million used for working capital and $0.1 resulting from an increase in other liabilities. The following factors contributed to the $5.9 million working capital increase:

- a net $5.7 million decrease in accounts payable and accrued expenses resulting from lower inventory levels, the 1999 payment of $3.0 million accrued contingent consideration pertaining to the 1997 Audio International acquisition and payment timing patterns;
-    a $2.6 million accounts receivable increase due to higher sales; and
-    a $1.3 million increase in prepaid expenses and other assets.

The working capital increases were offset by:

- a $1.4 million inventory decrease as a result of adjustments to inventory levels based on production forecasts; and
- a $2.3 million increase in income taxes payable due to higher current taxable income.

     Cash used for investing activities during the nine months ended September 30, 1999 consisted of $113.8 million for the PATS, PPI and Custom Woodwork acquisitions, $3.0 million of contingent consideration paid during 1999 related to the 1997 Audio International acquisition, and $4.8 million for capital expenditures. We anticipate spending $6.6 million for capital expenditures in 1999.

     Net cash provided by financing activities was $110.9 million for the nine months ended September 30, 1999. The cash provided was primarily used to fund our acquisitions as follows:

- January 1999 - the senior term loan facility was amended to provide for an additional $20.0 million of term loan borrowings and we used the funds, along with $14.9 million of borrowings under our acquisition revolving credit facility and a $5.0 million customer advance to acquire all of the common stock of PATS;
- April 1999 - the term loan facility was further amended and we borrowed an additional $70 million and used $50.0 million of the proceeds to partially fund the PPI acquisition and $20.0 million to repay borrowings under our acquisition and working capital revolving credit facilities; we also sold 543,478 shares of common stock and used the $12.5 million net proceeds to fund the remaining portion of the PPI acquisition; and
- August 1999 - we borrowed an additional $13.8 million under our acquisition and working capital revolving credit facilities to fund the Custom Woodwork acquisition.

     Subsequent to September 30, 1999 we borrowed an additional $11.5 million under our acquisition revolving credit facility to fund the PCI NewCo and International Custom Interiors acquisitions.

     At September 30, 1999, senior credit facility borrowings totaling $182.6 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. As of September 30, 1999 we had $59.1 million of working capital, $25.0 million of borrowings available under our working capital senior credit facility and $11.5 million available under our acquisition senior credit facility. We believe that the current levels of working capital and amounts available under our senior credit facilities will enable us to meet our liquidity requirements for the next several years.

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

     We expect to incur less than $1.0 million in the aggregate to remediate and test our systems, and evaluate and address the risks of our key customers and vendors. All of our Year 2000 compliance costs have been or are expected to be funded from our operating cash flow. We believe the number of products manufactured by us whose functioning is dependent upon computer-controlled or other date-controlled systems is not significant. We are not aware of any material customer- or vendor-related Year 2000 issues. Our manufacturing operations and our products generally are not based upon date-controlled machinery; our business operations and systems are not so time-sensitive that brief interruptions, or a shift to backup paper records, should cause significant losses.

     Our Year 2000 compliance efforts have been directed primarily towards ensuring that we will be able to continue to perform three critical functions:

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

     We completed the renovation, upgrade or replacement of all of our significant information technology systems for year 2000 performance standards during the third quarter of 1999. Several of our subsidiaries completed the installation of accounting and manufacturing control systems replacing existing systems not compliant with year 2000 performance standards. All of our significant systems that have been renovated or newly installed have been tested and are presently operating.

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

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At September 30, 1999, the current prime rate was 8.25% and the current Euro-Dollar rate was 5.52%. Based on $182.6 million of variable-rate debt outstanding as of September 30, 1999, a hypothetical one percent rise in interest rates, to 9.25% for prime rate borrowings and 6.52% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $1.8 million annually. Subsequent to September 30, 1999, we increased our variable-rate debt by $11.5 million. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

     At September 30, 1999, the carrying value of our fixed-rate long-term debt approximated its fair value. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, we have not entered into any such contracts during the nine months ended September 30, 1999 and no such contracts are open as of that date.

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

     You may read and copy any reports, statements or other information we file at the SEC's reference room in Washington D.C. Please call the SEC at (202) 942-8090 for further information on the operation of the reference rooms. You can also request copies of these documents, upon payment of a duplicating fee, by writing to the SEC, or review our SEC filings on the SEC's EDGAR web site, which can be found at http:\\www.sec.gov. You may also write or call us at our corporate office located at 2361 Rosecrans Avenue, Suite 180, El Segundo, California 90245. Our telephone number is (310) 725-9123.

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board notified us that they recovered burned wire which had been attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of our subsidiaries. Attorneys for families of persons who died aboard the flight requested that we put our insurance carrier on notice of a potential claim by those families, and we did so. The Transportation Safety Board has advised us that it has no evidence that the system we installed malfunctioned or failed during the flight. We are fully cooperating with the investigation.

     Families of persons who died aboard the flight have filed actions in federal and state courts against the Company, our subsidiary Hollingsead, and many other parties unaffiliated with the Company, including Swissair and Boeing. The action claims negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. We intend to vigorously defend against the claims.

     In August 1998, DeCrane Aircraft and R. Jack DeCrane, its chief executive officer, were served in an action filed in state court in California by Robert
A. Rankin, claiming that he was due additional compensation in the form of stock options, and claiming fraud, negligent misrepresentation and breach of contract in connection therewith, fraudulent misrepresentation in violation of provisions of the California Labor Code for which doubled damages are sought, promissory estoppel, and wrongful discharge in violation of public policy as a result of his allegations of improprieties in connection with the DLJ acquisition transactions. The plaintiff later amended his complaint to allege breach of an implied contract as well. The action seeks not less than $1.5 million plus punitive damages and costs. We intend to vigorously defend against the claims. Mr. Rankin's employment with DeCrane Aircraft was terminated.

     We are also involved in other routine legal and administrative proceedings incident to the normal conduct of business. We believe the ultimate disposition of all of the foregoing matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 5.       OTHER INFORMATION

ACQUISITION OF PPI HOLDINGS, INC.

     On April 23, 1999 we acquired all of the common stock of PPI Holdings, Inc. PPI is a Kansas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft. We intend to continue to use the acquired assets to manufacture products similar to those previously manufactured by PPI.

     The acquisition is described in Note 2 to consolidated financial statements included with this report and our prospectus. The prospectus is part of our Registration Statement No. 333-70363 on Form S-1 filed with the Securities and Exchange Commission effective May 14,1999.

ACQUISITION OF CUSTOM WOODWORK & PLASTICS, INC.

     On August 5, 1999 we acquired substantially all of the assets, subject to accounts payable and accrued expenses assumed, of Custom Woodwork & Plastics, Inc. Custom Woodwork is a Georgia-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft. We intend to continue to use the acquired assets to manufacture products similar to those previously manufactured by Custom Woodwork.

     The acquisition is described in Note 2 to consolidated financial statements included with this report.

     Regulation S-X compliant audited financial statements of Custom Woodwork and the related pro forma consolidated financial information are included in our Form 8-K we filed on October 19, 1999.

ACQUISITION OF PCI NEWCO, INC.

     On October 6, 1999 we acquired substantially all of the assets, subject to accounts payable and accrued expenses assumed, of PCI NewCo, Inc. PCI NewCo is a Kansas-based manufacturer of composite material and components for middle- and high-end corporate aircraft. We intend to continue to use the acquired assets to manufacture products similar to those previously manufactured by PCI NewCo.

     The acquisition is described in Note 2 to consolidated financial statements included with this report.

     On October 19, 1999 we filed a Form 8-K describing the PCI NewCo acquisition. PCI NewCo audited financial statements compliant with Regulation S-X are not yet available. As a result, the pro forma consolidated financial information required by the Securities Exchange Act of 1934 cannot be prepared at this time. The audited financial statements and pro forma information for the appropriate periods will be filed by amendment to our Form 8-K as soon as practicable, but in no event later than December 20, 1999.

ACQUISITION OF INTERNATIONAL CUSTOM INTERIORS, INC.

     On October 8, 1999 we acquired all of the common stock of International Custom Interiors, Inc. International Custom Interiors is a Florida-based provider of upholstery services and manufacturer of furniture for middle- and high-end corporate aircraft. We intend to continue to use the acquired assets to manufacture products similar to those previously manufactured by International Custom Interiors.

     The acquisition is described in Note 2 to consolidated financial statements included with this report.

     On October 19, 1999 we filed a Form 8-K describing the International Custom Interiors acquisition. International Custom Interiors does not constitute a significant subsidiary. As a result, the filing of Regulation S-X-compliant audited financial statements and consolidated pro forma financial information is not required.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     3.19.1   Articles of Incorporation of CWP Acquisition, Inc. *

     3.19.2   By Laws of CWP Acquisition, Inc. *

     3.20.1   Articles of Incorporation of PCI Acquisition Co., Inc. *

     3.20.2   By Laws of PCI Acquisition Co., Inc. *

     3.21.1   Articles of Incorporation of International Custom Interiors, Inc.*

     3.21.2   By Laws of International Custom Interiors, Inc. *

     20.1 Prospectus of DeCrane Holdings Co. dated May 14, 1999 (incorporated by reference to the Company's Registration Statement No. 333-70363 on Form S-1 effective May 14, 1999) *

     21.1     List of Subsidiaries of Registrant *

     27       Financial Data Schedule **

-------------------
     * Previously filed
     ** Filed herewith

b.   Reports on Form 8-K

     On October 19, 1999 we filed a Form 8-K regarding our acquisition of Custom Woodwork & Plastics, Inc., PCI NewCo, Inc. and International Customer Interiors, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DECRANE HOLDINGS CO.
                                                 (Registrant)





November 15, 1999      By:  /s/  RICHARD J. KAPLAN
                            ----------------------------------------------------
                            Name:    Richard J. Kaplan
                            Title:   Assistant Secretary and Assistant Treasurer
                                     (chief accounting officer)