Form 10-Q
period 2000-03-31
DECRANE HOLDINGS CO
filed 2000-05-09
CIK 1076441

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                             ----------------------

                                (NOT APPLICABLE)

      (Former address and telephone number of principal executive offices, if changed since last report)

                             ----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                /X/ Yes / / No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of May 1, 2000 was 3,571,827 shares.

==============================================================================

                              DECRANE HOLDINGS CO.
                                      INDEX


                                                                                                        PAGE
                                                                                                       ------
                                  PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000 .......................   1

         Consolidated Statements of Operations for the three months ended March 31, 1999 and 2000 .....   2

         Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2000 ....   3

         Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 2000 .....   4

         Condensed Notes to Consolidated Financial Statements .........................................   5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........  15

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK ....................................  20


                                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ............................................................................  22

ITEM 5.  OTHER INFORMATION ............................................................................  22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits .....................................................................................  22

         Reports on Form 8-K ..........................................................................  22


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             DECEMBER 31,   MARCH 31,
                                                                                                 1999         2000
                                                                                             ------------  -----------
                                                                                                           (UNAUDITED)
ASSETS

Current assets
   Cash and cash equivalents ...............................................................  $     7,918   $       648
   Accounts receivable, net ................................................................       39,580        42,755
   Inventories .............................................................................       58,721        62,174
   Deferred income taxes ...................................................................        5,592         5,452
   Prepaid expenses and other current assets................................................        2,114         2,110
                                                                                              -----------   -----------
     Total current assets ..................................................................      113,925       113,139

Property and equipment, net ................................................................       37,700        37,223
Other assets, principally intangibles, net .................................................      374,111       369,325
                                                                                              -----------   -----------
       Total assets ........................................................................  $   525,736   $   519,687
                                                                                              ===========   ===========
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt .......................................................  $     5,070   $     5,544
   Accounts payable ........................................................................       14,948        15,840
   Accrued liabilities .....................................................................       61,082        27,976
   Income taxes payable ....................................................................        3,576         3,994
                                                                                              -----------   -----------
     Total current liabilities .............................................................       84,676        53,354
                                                                                              -----------   -----------
Long-term debt .............................................................................      310,581       334,888
Deferred income taxes ......................................................................       21,249        21,763
Other long-term liabilities ................................................................        2,989         3,223

Mandatorily redeemable preferred stock .....................................................       41,178        42,619
                                                                                              -----------   -----------
Stockholders' equity
   Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized;
     none issued and outstanding as of December 31, 1998 and March 31, 2000 ................           -             -
   Common stock, $.01 par value, 4,500,000 shares authorized; 3,571,827 shares
     issued and outstanding as of December 31, 1999 and March 31, 2000 .....................           36            36
   Additional paid-in capital ..............................................................       75,944        74,588
   Notes receivable for shares sold ........................................................       (2,468)       (2,492)
   Accumulated deficit .....................................................................       (6,923)       (6,168)
   Accumulated other comprehensive income (loss)............................................       (1,526)       (2,124)
                                                                                              -----------   -----------
     Total stockholders' equity ............................................................       65,063        63,840
                                                                                              -----------   -----------
       Total liabilities, mandatorily redeemable preferred stock and stockholders' equity ..  $   525,736   $   519,687
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

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             -------------------------
                                                                 1999          2000
                                                             -----------  ------------
                                                                    (UNAUDITED)

Revenues ..................................................  $    49,895   $    79,178
Cost of sales .............................................       33,895        53,026
                                                             -----------   -----------

     Gross profit .........................................       16,000        26,152
                                                             -----------   -----------

Operating expenses
   Selling, general and administrative ....................        8,171        11,046
   Amortization of intangible assets ......................        2,564         4,213
                                                             -----------   -----------
     Total operating expenses .............................       10,735        15,259
                                                             -----------   -----------

Income from operations ....................................        5,265        10,893

Other expenses
   Interest expense .......................................        5,751         8,676
   Other expenses (income) ................................         (144)           64
                                                             -----------   -----------

Income (loss) before provision for income taxes ...........         (342)        2,153
Provision (benefit) for income taxes ......................          (67)        1,398
                                                             -----------   -----------

Net income (loss) .........................................  $      (275)  $       755
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

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                              ACCUMULATED
                                                                                      NOTES                      OTHER
                                     UNDESIGNATED     COMMON STOCK      ADDITIONAL  RECEIVABLE               COMPREHENSIVE
                                       PREFERRED   -------------------    PAID-IN   FOR SHARES  ACCUMULATED     INCOME
                                         STOCK      SHARES     AMOUNT     CAPITAL      SOLD       DEFICIT       (LOSS)       TOTAL
                                     ------------  --------   --------  ----------  ----------  -----------  -------------  -------
Balance, December 31, 1999 ........          -     3,571,827       36     75,944     (2,468)      (6,923)      (1,526)       65,063

Comprehensive income
   Net income .....................          -          -          -          -          -           755          -             755
   Translation adjustment .........          -          -          -          -          -            -          (598)         (598)
                                                                                                                                157

Noncash dividend accretion on
   mandatorily redeemable preferred
   stock ..........................          -          -          -      (1,441)        -            -           -          (1,441)

Compensatory stock option expense .          -          -          -          85         -            -           -              85

Notes receivable interest accrued .          -          -          -          -         (24)          -           -             (24)

Balance, March 31, 2000
   (Unaudited) ....................  $       -     3,571,827       36   $ 74,588    $(2,492)      $(6,168)    $(2,124)      $63,840


          The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                               ------------------------
                                                                                                   1999         2000
                                                                                               -----------   ----------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ........................................................................  $      (275)  $     755
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization ........................................................        4,032       6,803
       Deferred income taxes.................................................................           53         681
       Other, net ...........................................................................          172         168
       Changes in assets and liabilities, net of effect from acquisitions
         Accounts receivable ................................................................       (3,951)     (3,253)
         Inventories ........................................................................        1,213      (3,510)
         Prepaid expenses and other assets ..................................................         (196)     (1,046)
         Accounts payable ...................................................................        3,127         924
         Accrued liabilities ................................................................       (5,180)     (4,975)
         Income taxes payable ...............................................................         (120)      1,072
         Other long-term liabilities ........................................................          191         244
                                                                                               -----------    ---------
           Net cash used for operating activities ...........................................         (934)     (2,137)
                                                                                               -----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired .........................................      (41,734)    (28,179)
   Capital expenditures .....................................................................       (2,093)     (1,588)
                                                                                               -----------   ----------
           Net cash used for investing activities ...........................................      (43,827)    (29,767)
                                                                                               -----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net borrowings under senior credit facility ..............................................       40,382      26,100
   Customer advance .........................................................................        5,000          -
   Deferred financing costs .................................................................         (894)         -
   Principal payments on term debt, capitalized leases and other debt .......................         (452)     (1,377)
   Other, net ...............................................................................           -          (77)
                                                                                               -----------   ----------
           Net cash provided by financing activities ........................................       44,036      24,646
                                                                                               -----------   ----------
Effect of foreign currency translation on cash ..............................................          (18)        (12)
                                                                                               -----------   ----------
Net decrease in cash and cash equivalents ...................................................         (743)     (7,270)
Cash and cash equivalents at beginning of period ............................................        3,518       7,918
                                                                                               -----------   ----------
Cash and cash equivalents at end of period ..................................................  $     2,775   $     648
                                                                                               ===========   ==========

                The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

              CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair presentation of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company's 1999 Form 10-K. Some reclassifications have been made to prior periods' financial statements to conform to the 2000 presentation.

NOTE 2 - PROBABLE ACQUISITION SUBSEQUENT TO MARCH 31, 2000

     On April 17, 2000, the Company entered into a definitive agreement to acquire substantially all of the assets of Carl F. Booth & Co., Inc., a New Albany, Indiana based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry. The acquisition is subject to several conditions, including financing. The Company expects to complete the acquisition in May 2000. The purchase price is approximately $19,000,000, plus contingent consideration totaling a maximum of $2,000,000 payable over three years.

NOTE 3 - UNAUDITED PRO FORMA RESULTS OF OPERATIONS FOR 1999 ACQUISITIONS

     Unaudited pro forma consolidated results of operations is presented in the table below for three months ended March 31, 1999. The results of operations reflect the Company's 1999 acquisitions described in the 1999 audited financial statements as if all of the transactions were consummated as of January 1, 1999. The pro forma results exclude the effect of the probable acquisition described in Note 2.

                                                       THREE MONTHS ENDED
                                                         MARCH 31, 1999
                                                   --------------------------
                                                    HISTORICAL     PRO FORMA
                                                   ------------   -----------
                                                           (IN THOUSANDS)
Revenues ........................................  $  49,895      $  71,072
Net loss ........................................      (275)          (857)


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

NOTE 4 - 1999 RESTRUCTURING OF THE SYSTEMS INTEGRATION GROUP

     In December 1999, the Company announced a plan to reorganize and restructure the operations of two subsidiaries within its Systems Integration Group. The restructuring was a result of management's decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.

     In 1999, the Company recorded nonrecurring pre-tax charges to operations of $9,935,000 in connection with the restructuring plan as described below:

          - Inventory write-downs to net realizable value as a consequence of exiting the manufacturing business;

          - Certain property and equipment asset impairment write-downs to net realizable value related to the closing of a manufacturing facility;

          - Severance and other compensation costs related to the termination of approximately forty manufacturing and administrative employees upon closing of the manufacturing facility, which is expected to cease operations by June 2000, and elimination of duplicate administrative personnel following the consolidation of the operations;

          - Lease termination and other related costs expected to be incurred during the remaining term of a long-term lease agreement at the facility being vacated following the restructuring, net of expected sublease income; and

          -    Other exit costs, principally legal and consulting fees.

     The Company commenced the restructuring during 1999 and expects to complete the plan in the third quarter of 2000. Of the total charge, $7,242,000 represented a noncash write-down of assets. As of December 31, 1999, $7,754,000 had been incurred and the remaining $2,181,000 was reflected as an accrued liability. Components of the amounts incurred through March 31, 2000 are as follows (amounts in thousands):

                                                             BALANCE AT                BALANCE AT
                                                            DECEMBER 31,    AMOUNTS     MARCH 31,
                                                                1999       INCURRED       2000
                                                            -----------  -----------   -----------
                                                                          (UNAUDITED)  (UNAUDITED)
Severance and other compensation costs....................  $       784  $      (451)  $       333
Lease termination and other related costs ................          721          (80)          641
Other exit costs .........................................          676         (156)          520
                                                            -----------  -----------   -----------
   Total .................................................  $     2,181  $      (687)  $     1,494
                                                            ===========  ===========   ===========

     Through March 31, 2000, severance and other compensation costs of approximately $744,000 have been paid to approximately forty employees, of which $451,000 was incurred during the three months ended March 31, 2000. The amounts paid to date have been primarily to manufacturing employees either terminated or subject to termination as the Company phases out of the manufacturing business. Approximately twenty-six employees have been terminated as of March 31, 2000. The Company expects to incur the remaining costs during the second quarter of 2000 when the manufacturing facility ceases operations and duplicate administrative personnel are eliminated. No significant adjustments have been made to the original estimates.

     The remaining balance of restructuring costs includes leases termination and other exit costs. Most of the restructuring plan will be completed by the third quarter of 2000, however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs. The cash payments will be funded from existing cash balances and internally generated cash from operations.

NOTE 5 - INVENTORIES

     Inventories are comprised of the following (amounts in thousands):

                                                                   DECEMBER 31,   MARCH 31,
                                                                       1999         2000
                                                                   -----------  -----------
                                                                                 (UNAUDITED)
Raw materials ...................................................  $    28,249  $    28,858
Work-in process .................................................       20,520       22,510
Finished goods ..................................................        9,952       10,806
                                                                   -----------  -----------
   Total inventories ............................................  $    58,721  $    62,174
                                                                   ===========  ===========


     Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are engineering costs related to long-term contracts that will be recoverable based on future sales in the amount of $5,720,000 at December 31, 1999 and $6,754,000 at March 31, 2000. Periodic assessments are performed to ensure recoverability of engineering costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 1999 and 2000.


NOTE 6 - ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following (amounts in thousands):

                                                                   DECEMBER 31,   MARCH 31,
                                                                       1999         2000
                                                                   -----------  -----------
                                                                                 (UNAUDITED)
Acquisition related contingent consideration ....................  $    29,825  $     1,925
Salaries, wages, compensated absences and payroll related taxes .        8,673        7,562
Customer deposits ...............................................        8,072        9,954
Accrued interest ................................................        3,228           17
Other accrued liabilities .......................................       11,284        8,518
                                                                   -----------  -----------
   Total accrued liabilities ....................................  $    61,082  $    27,976
                                                                   ===========  ===========



NOTE 7 - LONG-TERM DEBT

     Long-term debt includes the following amounts (amounts in thousands):

                                                                   DECEMBER 31,   MARCH 31,
                                                                       1999         2000
                                                                   -----------  -----------
                                                                                (UNAUDITED)
Senior credit facility
   $25 million working capital revolving line of credit .........  $       -     $    1,100
   $25 million acquisition revolving line of credit .............          -         25,000
   Term loans ...................................................     213,213       212,275
12% senior subordinated notes ...................................     100,000       100,000
Capital lease obligations and equipment term financing, with
   interest at 6.5% to 21.0%, secured by equipment ..............       2,411         2,057
Other ...........................................................          27            -
                                                                   ----------    ----------
   Total long-term debt .........................................     315,651       340,432
   Less current portion .........................................      (5,070)       (5,544)
                                                                   ----------    ----------
     Long-term debt, less current portion .......................  $  310,581    $  334,888
                                                                   ==========    ==========

     Acquisition revolving line of credit borrowings were used to fund the acquisition related contingent consideration earned and accrued in 1999 and paid during the first quarter of 2000.

NOTE 8 - INCOME TAXES

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

NOTE 9 - CAPITAL STRUCTURE

MANDATORILY REDEEMABLE PREFERRED STOCK

     During the three months ended March 31, 2000, the liquidation preference of the preferred stock increased by $1,441,000 to reflect non-cash dividend accretion. The dividend accretion was charged to additional paid-in capital. The preferred stock has a total liquidation value of $42,619,000 as of March 31, 2000.

NOTE 10 - CONSOLIDATED STATEMENTS OF CASH FLOWS

     Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ------------------------
                                                                             1999         2000
                                                                         -----------  -----------
                                                                                (UNAUDITED)
Fair value of assets acquired .........................................  $    53,738  $        -
Liabilities assumed ...................................................      (11,909)          -
                                                                         -----------  -----------
   Cash paid ..........................................................       41,829           -
   Less cash acquired .................................................          (95)          -
                                                                         -----------  -----------
     Net cash paid for companies acquired during the period ...........       41,734           -

Contingent consideration paid for previously completed acquisitions ...           -        27,900
Additional acquisition related expenses ...............................           -           279
                                                                         -----------  -----------
       Total cash paid for acquisitions ...............................  $    41,734  $    28,179
                                                                         ===========  ===========

NOTE 11 - BUSINESS SEGMENT INFORMATION

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

     The Company supplies products and services to the general aviation industry. The Company's subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

     - Cabin Management - provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;

     - Specialty Avionics - designs, engineers and manufacturers electronic components, display devices and interconnect components and assemblies; and

     - Systems Integration - provides auxiliary fuel tanks, auxiliary power units and system integration services.

     Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers the primary measure to be earnings before interest, income taxes, depreciation and amortization (referred to herein as EBITDA) as a measurement of their overall economic returns and cash flows. This is consistent with the manner in which the Company's overall performance is measured by its ultimate investors.

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                   ------------------------
                                                                                                       1999         2000
                                                                                                   -----------  -----------
                                                                                                   (UNAUDITED, IN THOUSANDS)
Revenues
   Cabin Management .............................................................................  $     7,821  $    36,224
   Specialty Avionics ...........................................................................       30,569       26,797
   Systems Integration ..........................................................................       11,648       16,609
   Inter-group elimination (1) ..................................................................         (143)        (452)
                                                                                                   -----------  -----------
     Consolidated totals ........................................................................  $    49,895  $    79,178
                                                                                                   ===========  ===========

EBITDA (2)
   Cabin Management .............................................................................  $     2,297  $     9,395
   Specialty Avionics ...........................................................................        7,620        6,148
   Systems Integration ..........................................................................          809        3,442
   Corporate (3) ................................................................................       (1,761)      (1,803)
                                                                                                   -----------  -----------
     Consolidated EBITDA ........................................................................  $     8,965  $    17,182
                                                                                                   ===========  ===========

Total assets
   Cabin Management .............................................................................  $    36,418  $   189,400
   Specialty Avionics ...........................................................................      232,858      223,168
   Systems Integration ..........................................................................       94,838       81,841
   Corporate ....................................................................................       20,896       25,278
                                                                                                   -----------  -----------
     Consolidated totals ........................................................................  $   385,010  $   519,687
                                                                                                   ===========  ===========

________________________

(1) Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2) A reconciliation of EBITDA to consolidated income (loss) before income taxes and extraordinary item is as follows:

                                                                                                      THREE MONTHS ENDED
                                                                                                           MARCH 31,
                                                                                                   ------------------------
                                                                                                       1999         2000
                                                                                                   -----------  ------------
                                                                                                   (UNAUDITED, IN THOUSANDS)

     Consolidated EBITDA ........................................................................  $     8,965  $    17,182
     Depreciation and amortization (a) ..........................................................       (3,700)      (6,200)
     Other non-operating costs ..................................................................           -           (89)
     Interest expense ...........................................................................       (5,751)      (8,676)
     Other (expenses) income ....................................................................          144          (64)
                                                                                                   -----------  ------------
       Consolidated income (loss) before income taxes ...........................................  $      (342) $     2,153
                                                                                                   ===========  ===========

________________________

     (a) Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $332,000 and $603,000 for the three months ended March 31, 1999 and 2000, respectively.

(3) Reflects the Company's corporate headquarters costs and expenses not allocated to the groups.

NOTE 12 - SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 7, the following condensed consolidating financial information is presented for the Company, segregating guarantor and non-guarantor subsidiaries. The accompanying financial information in the Guarantor Subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes. The guarantor subsidiaries are wholly-owned subsidiaries of the Company and their guarantees are full and unconditional on a joint and several basis. There are no restrictions on the ability of the guarantor subsidiaries to transfer funds to the issuer in the form of cash dividends, loans or advances. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1)  Elimination of investments in subsidiaries.
(2)  Elimination of intercompany accounts.
(3) Elimination of intercompany sales between guarantor and non-guarantor subsidiaries.
(4)  Elimination of equity in earnings of subsidiaries.

BALANCE SHEETS
                                                                                DECEMBER 31, 1999
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                  (IN THOUSANDS)

ASSETS

Current assets
   Cash and cash equivalents ......................  $     7,839  $      (323)  $      402   $        -         $     7,918
   Accounts receivable, net .......................           -        38,201        1,379            -              39,580
   Inventories ....................................           -        57,072        1,649            -              58,721
   Other current assets ...........................        6,645          938          123            -               7,706
                                                     -----------  -----------   ----------   -----------        -----------
     Total current assets .........................       14,484       95,888        3,553            -             113,925

Property and equipment, net .......................        1,282       34,174        2,244            -              37,700
Other assets, principally intangibles, net ........       17,065      344,986       12,060            -             374,111
Investments in subsidiaries .......................      360,515       20,305           -       (380,820)(1)             -
Intercompany receivables ..........................       77,566       17,334        2,612       (97,512)(2)             -
                                                     -----------  -----------   ----------   ------------       -----------
       Total assets ...............................  $   470,912  $   512,687   $   20,469   $  (478,332)       $   525,736
                                                     ===========  ===========   ==========   ============       ===========


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ..........................  $     4,640  $       404    $      26   $        -         $     5,070
   Other current liabilities ......................       10,237       68,691          678            -              79,606
                                                     -----------  -----------   ----------   -----------        -----------
     Total current liabilities ....................       14,877       69,095          704            -              84,676
                                                     -----------  -----------   ----------   -----------        -----------
Long-term debt ....................................      309,836          712           33            -             310,581
Intercompany payables .............................       17,797       79,384          331       (97,512)(2)             -
Other long-term liabilities .......................       20,635        2,981          622            -              24,238

Mandatorily redeemable preferred stock ............       41,178           -            -             -              41,178
                                                     -----------  -----------   ----------   -----------        -----------

Stockholders' equity
   Paid-in capital ................................       73,512      289,415       15,440      (304,855)(1)         73,512
   Retained earnings (deficit) ....................       (6,923)      71,100        4,865       (75,965)(1)         (6,923)
   Accumulated other comprehensive
     income (loss) ................................           -            -        (1,526)           -              (1,526)
                                                     -----------  -----------   ----------   -----------        -----------
     Total stockholders' equity ...................       66,589      360,515       18,779      (380,820)            65,063
                                                     -----------  -----------   ----------   -----------        -----------
       Total liabilities, mandatorily redeemable
         preferred stock and stockholders' equity .  $   470,912  $   512,687   $   20,469   $  (478,332)       $   525,736
                                                     ===========  ===========   ==========   ===========        ===========



                                                                             MARCH 31, 2000 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                  (IN THOUSANDS)
ASSETS

Current assets
   Cash and cash equivalents ......................  $       990  $      (772)  $      430   $        -         $       648
   Accounts receivable, net .......................           -        41,037        1,718            -              42,755
   Inventories ....................................           -        60,237        1,937            -              62,174
   Other current assets ...........................        6,390          966          206            -               7,562
                                                     -----------  -----------   ----------   -----------        -----------
     Total current assets .........................        7,380      101,468        4,291            -             113,139

Property and equipment, net .......................        1,433       33,687        2,103            -              37,223
Other assets, principally intangibles, net ........       17,091      340,666       11,568            -             369,325
Investments in subsidiaries .......................      379,239       20,415           -       (399,654)(1)             -
Intercompany receivables ..........................       96,374       23,183        1,914      (121,471)(2)             -
                                                     -----------  -----------   ----------   -----------        -----------
       Total assets ...............................  $   501,517  $   519,419   $   19,876   $  (521,125)       $   519,687
                                                     ===========  ===========   ==========   ===========        ===========


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Short-term borrowings ..........................  $     5,145  $       374    $      25   $        -         $     5,544
   Other current liabilities ......................        8,308       38,888          614            -              47,810
                                                     -----------  -----------   ----------   -----------        -----------
     Total current liabilities ....................       13,453       39,262          639            -              53,354
                                                     -----------  -----------   ----------   -----------        -----------

Long-term debt ....................................      334,400          463           25            -             334,888
Intercompany payables .............................       23,630       97,510          331      (121,471)(2)             -
Other long-term liabilities .......................       21,451        2,945          590            -              24,986

Mandatorily redeemable preferred stock ............       42,619           -            -             -              42,619
                                                     -----------  -----------   ----------   -----------        -----------

Stockholders' equity
   Paid-in capital ................................       72,132      302,940       15,440      (318,380)(1)         72,132
   Retained earnings (deficit) ....................       (6,168)      76,299        4,975       (81,274)(1)         (6,168)
   Accumulated other comprehensive
     income (loss) ................................           -            -        (2,124)           -              (2,124)
                                                     -----------  -----------   ----------   -----------        -----------
     Total stockholders' equity ...................       65,964      379,239       18,291      (399,654)            63,840
                                                     -----------  -----------   ----------   -----------        -----------
       Total liabilities, mandatorily redeemable
         preferred stock and stockholders' equity .  $   501,517  $   519,419   $   19,876   $  (521,125)       $   519,687
                                                     ===========  ===========   ==========   ===========        ===========

     STATEMENTS OF OPERATIONS



                                                                 THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                  (IN THOUSANDS)
Revenues ..........................................  $        -   $    48,508   $    3,651   $    (2,264)(3)    $    49,895
Cost of sales .....................................           -        33,417        2,742        (2,264)(3)         33,895
                                                     -----------  -----------   ----------   -----------        -----------

Gross profit ......................................           -        15,091          909            -              16,000

Selling, general and administrative expenses ......        1,781        6,043          347            -               8,171
Amortization of intangible assets .................           46        2,389          129            -               2,564
Interest expense ..................................        5,668           73           10            -               5,751
Intercompany charges ..............................       (1,612)       1,564           48            -                  -
Equity in earnings of subsidiaries ................       (2,871)        (495)          -          3,366 (4)             -
Other expenses (income) ...........................           -           109         (253)           -                (144)
Provision (benefit) for income taxes ..............       (2,737)       2,537          133            -                 (67)
                                                     -----------  -----------   ----------   -----------        -----------

Net income (loss) .................................  $      (275) $     2,871   $      495   $    (3,366)       $      (275)
                                                     ===========  ===========   ==========   ===========        ===========





                                                               THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                  (IN THOUSANDS)

Revenues ..........................................  $        -   $    81,368   $    3,148   $    (5,338)(3)    $    79,178
Cost of sales .....................................           -        55,908        2,456        (5,338)(3)         53,026
                                                     -----------  -----------   ----------   -----------        -----------

Gross profit ......................................           -        25,460          692            -              26,152

Selling, general and administrative expenses ......        1,976        8,698          372            -              11,046
Amortization of intangible assets .................           51        4,048          114            -               4,213
Interest expense (income) .........................        6,988        1,691           (3)           -               8,676
Intercompany charges ..............................       (1,669)       1,669           -             -                  -
Equity in earnings of subsidiaries ................       (5,199)        (187)          -          5,386 (4)             -
Other expenses (income) ...........................            3           81          (20)           -                  64
Provision (benefit) for income taxes ..............       (2,905)       4,261           42            -               1,398
                                                     -----------  -----------   ----------   -----------        -----------

Net income ........................................  $       755  $     5,199   $      187   $    (5,386)       $       755
                                                     ===========  ===========   ==========   ===========        ===========

     STATEMENTS OF CASH FLOWS

                                                               THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                                  (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) ..............................  $      (275) $     2,871   $      495   $    (3,366)(4)    $      (275)
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............          510        3,579          168            -               4,257
     Equity in earnings of subsidiaries ...........       (2,871)        (495)          -          3,366 (4)             -
   Changes in working capital .....................        4,647       (8,638)        (925)           -              (4,916)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by (used for)
       operating activities........................        2,011       (2,683)        (262)           -                (934)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of
     cash acquired ................................      (41,829)          95           -             -             (41,734)
   Capital expenditures ...........................          (13)      (1,589)        (491)           -              (2,093)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash used for investing activities .......      (41,842)      (1,494)        (491)           -             (43,827)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Debt financing for acquisition .................       36,734        5,000           -             -              41,734
   Line of credit borrowings ......................        2,072           -           682            -               2,754
   Principal payments on long-term
     debt and leases ..............................         (164)        (279)          (9)           -                (452)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by
       financing activities .......................       38,642        4,721          673            -              44,036
                                                     -----------  -----------   ----------   -----------        -----------

Effect of foreign currency
   translation on cash ............................           -            -           (18)           -                 (18)
                                                     -----------  -----------   ----------   -----------        -----------

Net increase (decrease) in cash
   and equivalents ................................       (1,189)         544          (98)           -                (743)
Cash and equivalents at beginning
   of period ......................................        2,458          762          298            -               3,518
                                                     -----------  -----------   ----------   -----------        -----------
Cash and equivalents at end of period .............  $     1,269  $     1,306   $      200   $        -         $     2,775
                                                     ===========  ===========   ==========   ===========        ===========

                                                                   THREE MONTHS ENDED MARCH 31, 2000 (UNAUDITED)
                                                     ------------------------------------------------------------------------
                                                                   GUARANTOR    NON-GUARANTOR   CONSOLIDATING    CONSOLIDATED
                                                        ISSUER    SUBSIDIARIES   SUBSIDIARIES    ADJUSTMENTS         TOTAL
                                                     -----------  ------------  -------------   -------------    ------------
                                                                             (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income .....................................  $       755  $     5,199   $      187   $    (5,386)(4)    $       755
   Adjustments to net income (loss)
     Non-cash net income adjustments ..............        1,483        5,920          249            -               7,652
     Equity in earnings of subsidiaries ...........       (5,199)        (187)          -          5,386 (4)             -
   Changes in working capital .....................         (539)      (9,774)        (231)           -             (10,544)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by (used for)
       operating activities........................       (3,500)       1,158          205            -              (2,137)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisition, net of
     cash acquired ................................      (28,179)          -            -             -             (28,179)
   Capital expenditures ...........................         (238)      (1,198)        (152)           -              (1,588)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash used for investing activities .......      (28,417)      (1,198)        (152)           -             (29,767)
                                                     -----------  -----------   ----------   -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Senior credit facility borrowings ..............       26,100           -            -             -              26,100
   Principal payments on long-term
     debt and leases ..............................       (1,032)        (332)         (13)           -              (1,377)
   Other, net .....................................           -           (77)          -             -                 (77)
                                                     -----------  -----------   ----------   -----------        -----------

     Net cash provided by (used for)
       financing activities .......................       25,068         (409)         (13)           -              24,646
                                                     -----------  -----------   ----------   -----------        -----------

Effect of foreign currency
   translation on cash ............................           -            -           (12)           -                 (12)
                                                     -----------  -----------   ----------   -----------        -----------

Net increase (decrease) in cash
   and equivalents ................................       (6,849)        (449)          28            -              (7,270)
Cash and equivalents at beginning
   of period ......................................        7,839         (323)         402            -               7,918
                                                     -----------  -----------   ----------   -----------        -----------

Cash and equivalents at end of period .............  $       990  $      (772)  $      430   $        -         $       648
                                                     ===========  ===========   ==========   ===========        ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES INCLUDED IN THIS REPORT.


                                   OVERVIEW

     Our financial position, results of operations and cash flows have been affected by our history of acquisitions. Since January 1, 1999, we have completed six acquisitions and, as a result, our historical financial statements do not reflect the financial position, results of operations and cash flows of our current businesses. The companies we have acquired since January 1, 1999, which affect the comparability of the historical financial statements included herein, consists of:

          CABIN MANAGEMENT GROUP

          -    PPI, acquired on April 23, 1999;
          -    Custom Woodwork, acquired on August 5, 1999;
          -    PCI NewCo, acquired on October 6, 1999;
          -    International Custom Interiors, acquired on October 8, 1999;
          -    The Infinity Partners, acquired on December 17, 1999; and

          SYSTEMS INTEGRATION GROUP

          -    PATS, acquired on January 22, 1999.

     Our historical financial statements reflect the financial position, results of operations and cash flows of the acquired companies subsequent to their respective acquisition dates.


                           INDUSTRY OUTLOOK AND TRENDS

     In April 2000, Teal Group Corporation, an industry-recognized aerospace research group, revised its ten-year corporate aircraft delivery projections. The Teal Group currently projects that 6,327 corporate aircraft will be delivered between 1999 and 2008, reflecting a 24.9% increase over its July 1999 projection of 5,067 aircraft and a 90.2% increase over the 3,326 aircraft that were delivered between 1989 and 1998.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

     REVENUES. Revenues increased $29.3 million, or 58.7%, to $79.2 million for the three months ended March 31, 2000 from $49.9 million for the three months ended March 31, 1999. The increase primarily results from the inclusion of $30.6 million of revenues in 2000 from companies we acquired during 1999. By segment, revenues changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)

     Cabin Management .......................................................................  $      28.5      365.4%
     Specialty Avionics .....................................................................         (3.8)     (12.4)
     Systems Integration ....................................................................          5.0       43.1
     Inter-group elimination ................................................................         (0.4)
                                                                                               -----------
       Total ................................................................................  $      29.3
                                                                                               =============

     CABIN MANAGEMENT. Revenues increased by $28.5 million, or 365.4% over the prior year, due to:

     - the inclusion of $27.3 million of revenues resulting from our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity during 1999; and

     - a $1.2 million increase in entertainment and cabin management product revenues primarily related to volume growth.

     SPECIALTY AVIONICS. Revenues decreased by $3.8 million, or 12.4% over the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Revenues increased by $5.0 million, or 43.1% over the prior year, due to:

     - the inclusion of $3.3 million of revenues resulting from our acquisition of PATS during 1999; and

     - a $1.7 million increase in revenues from our other products and services.

     GROSS PROFIT. Gross profit increased $10.2 million, or 63.7%, to $26.2 million for the three months ended March 31, 2000. The increase primarily results from the inclusion of $10.1 million of gross profit in 2000 from companies we acquired during 1999. Gross profit as a percent of revenues increased to 33.1% for the three months ended March 31, 2000 from 32.1% for the same period last year primarily as a result of the higher margins of companies acquired during 1999. By segment, gross profit changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)

     Cabin Management .......................................................................  $       8.9      222.5%
     Specialty Avionics .....................................................................         (2.0)     (19.8)
     Systems Integration ....................................................................          3.3      173.7
                                                                                               -------------
       Total ................................................................................  $      10.2
                                                                                               =============

     CABIN MANAGEMENT. Gross profit increased by $8.9 million, or 222.5% over the prior year, due to:

     - the inclusion of $9.2 million of gross profit resulting from our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity during 1999;

     - a $0.5 million increase related to higher entertainment and cabin management product revenues; offset by

     - a $0.8 million decrease related to our entertainment and cabin management product sales mix and additional overhead costs to support anticipated growth.

     SPECIALTY AVIONICS. Gross profit decreased by $2.0 million, or 19.8% over the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Gross profit increased by $3.3 million, or 173.7% over the prior year, due to:

     - the inclusion of $0.9 million of gross profit resulting from our acquisition of PATS in 1999; and

     - a $2.4 million increase in gross profit due to favorable manufacturing and installation efficiencies achieved at PATS and the 1999 restructuring described in Note 4.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $2.8 million, or 34.2%, to $11.0 million for the three months ended March 31, 2000, from $8.2 million for the same period last year. The increase primarily results from the inclusion of $3.2 million of SG&A expenses in 2000 from companies we acquired during 1999. SG&A expenses as a percent of revenues decreased to 13.9% for the three months ended March 31, 2000 compared to 16.4% for the same period last year. By segment, SG&A expenses changed as follows:

                                                                                                  INCREASE (DECREASE)
                                                                                                       FROM 1999
                                                                                               -------------------------
                                                                                                 AMOUNT        PERCENT
                                                                                               -----------   -----------
                                                                                              (IN MILLIONS)

     Cabin Management .......................................................................  $       1.9      105.6%
     Specialty Avionics .....................................................................         (0.4)     (11.4)
     Systems Integration ....................................................................          0.8       57.1
     Corporate ..............................................................................          0.5       33.3
                                                                                               -------------
       Total ................................................................................  $       2.8
                                                                                               =============

     CABIN MANAGEMENT. SG&A expenses increased by $1.9 million, or 105.6% over the prior year, due to our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity during 1999.

     SPECIALTY AVIONICS. SG&A expenses decreased by $0.4 million, or 11.4% over the prior year, due to reduced selling costs related to lower sales.

     SYSTEMS INTEGRATION. SG&A expenses increased by $0.8 million, or 57.1% over the prior year, due to:

     - the inclusion of $0.2 million of SG&A expenses resulting from our acquisition of PATS; and
     - a $0.6 million increase in other selling, general and administrative expenses.

     CORPORATE. SG&A expenses increased by $0.5 million, or 33.3% over the prior year. However as a percent of sales Corporate SG&A declined from 2.9% to 2.5 %.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $2.5 million, or 67.5%, for the three months ended March 31, 2000. The increase primarily results from the inclusion of $1.5 million of depreciation expense in 2000 from companies we acquired during 1999. By segment, depreciation expense changed as follows:

                                                       INCREASE (DECREASE)
                                                            FROM 1999
                                                    -------------------------
                                                      AMOUNT        PERCENT
                                                    -----------   -----------
                                                   (IN MILLIONS)
     Cabin Management ............................  $       1.5        375.0%
     Specialty Avionics ..........................          0.5         20.0
     Systems Integration .........................          0.5         71.4
                                                    -----------
       Total .....................................  $       2.5
                                                    ===========

     CABIN MANAGEMENT. Depreciation and amortization expense increased by $1.5 million, or 375.0% over the prior year, with $1.3 million due to our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity during 1999 and $0.2 million from existing Cabin Management operations.

     SPECIALTY AVIONICS. Depreciation and amortization expense increased by $0.5 million, or 20.0% over the prior year.

     SYSTEMS INTEGRATION. Depreciation and amortization expense increased by $0.5 million, or 71.4% over the prior year, with $0.2 million due to our acquisition of PATS.

     EBITDA AND OPERATING INCOME (LOSS). EBITDA increased $8.2 million to $17.2 million, or 91.1%, for the three months ended March 31, 2000, from $9.0 million for the same period last year. The increase primarily results from the inclusion of $8.1 million of EBITDA in 2000 from companies we acquired during 1999. EBITDA as a percent of revenues increased to 21.7% for the three months ended March 31, 2000, from 18.0% for the same period last year. Operating income increased $5.6 million to $10.9 million, or 105.7%, for the three months ended March 31, 2000, from $5.3 million for the same period last year. By segment, EBITDA changed as follows:

                                                      INCREASE (DECREASE)
                                                           FROM 1999
                                                   -------------------------
                                                     AMOUNT        PERCENT
                                                   -----------   -----------
                                                  (IN MILLIONS)
     EBITDA
       Cabin Management .......................... $       7.1      308.7%
       Specialty Avionics ........................        (1.4)     (18.4)
       Systems Integration .......................         2.6      325.0
       Corporate .................................        (0.1)       5.9
                                                   -----------
         Total EBITDA ............................         8.2
     Depreciation and amortization ...............         2.5
     Other non-operating costs ...................         0.1
                                                   -----------
         Total operating income (loss) ........... $       5.6
                                                   ===========

     CABIN MANAGEMENT. EBITDA increased by $7.1 million, or 308.7% over the prior year, due to:

     - the inclusion of $7.3 million resulting from our acquisitions of PPI Holdings, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity during 1999; and

     - a $0.2 million decrease related to entertainment and cabin management products.

     SPECIALTY AVIONICS. EBITDA decreased by $1.4 million, or 18.4% over the prior year, due to somewhat lower demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. EBITDA increased by $2.6 million, or 325.0% over the prior year, due to:

     -    the inclusion of $0.8 million resulting from our acquisition of PATS;

     - a $0.7 million increase resulting primarily from favorable manufacturing efficiencies achieved at PATS; and

     - a $1.1 million increase resulting, in part, from the 1999 restructuring described in Note 4; $0.7 million was charged against the restructuring accrual during the quarter and no adjustments were made to our original estimates.

     CORPORATE. EBITDA decreased by $0.1 million, or 5.9% over the prior year, as a result of higher expenses in support of companies acquired during 1999.

     INTEREST EXPENSE. Interest expense increased $3.0 million to $8.7 million for the three months ended March 31, 2000, from $5.7 million for the same period last year. Interest expense increased:

     - $2.6 million due to higher debt levels associated with our acquisition of companies during 1999; and

     - $0.4 million due to higher average interest rates incurred during 2000 primarily due to higher margins charged by our lenders on our debt.

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

     NET INCOME. Net income increased $1.1 million to $0.8 million for the three months ended March 31, 2000 compared to a net loss of $0.3 million for the same period in 1999.

     BOOKINGS AND BACKLOG. Bookings increased $6.6 million, or 10.0%, to $72.6 million for the three months ended March 31, 2000 compared to $66.0 million for the same period in 1999. The increase in bookings for 2000 results from:

     - a $27.3 million increase associated with companies we acquired in 1999; offset by

     - a $14.7 million decrease associated with Systems Integration and the timing of receipt of orders in 1999 immediately following our acquisition of PATS; and further offset by

     - a $6.0 million decrease related to other businesses, principally in Specialty Avionics as a result of somewhat lower demand for our commercial aircraft products.

     Backlog decreased $6.1 million to $150.0 million as of March 31, 2000 compared to $156.1 million as of December 31, 1999. The decrease primarily results from the timing of receipt of customer orders. By segment, backlog changed as follows:

     -    a $4.7 million decrease related to Cabin Management;

     -    a $0.7 million decrease related to Specialty Avionics; and

     -    a $0.7 million decrease related to Systems Integration.



                         LIQUIDITY AND CAPITAL RESOURCES

     We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations and third party borrowings.

     For the three months ended March 31, 2000, we used $2.1 million of cash from operating activities, which is the net of $8.4 million of cash generated from operations after adding back depreciation, amortization and other noncash items, $10.7 million used for working capital and $0.2 million resulting from an increase in other liabilities. The following factors contributed to the $10.7 million working capital increase:

     - a net $3.5 million increase in inventory due to longer lead times involved with production and increases to meet projected revenue growth;

     - a $3.2 million accounts receivable increase due to timing differences relating to completing of projects and the associated collection;

     -    a $1.0 million decrease in prepaid expenses and other assets; and

     - a net $4.1 million decrease in accounts payable and accrued expenses due to timing differences between when liabilities are incurred and when they are paid.

     The working capital increases were offset by a $1.1 million increase in income taxes payable due to higher current taxable income.

     Cash used for investing activities during the three months ended March 31, 2000 consisted of $28.2 million for the payment of acquisition related contingent consideration earned in 1999 and $1.6 million for capital expenditures. We anticipate spending $16.8 million for capital expenditures in 2000.

     Net cash provided by financing activities was $24.6 million for the three months ended March 31, 2000 and was primarily used to fund the payment of acquisition related contingent consideration. We obtained these funds primarily by borrowing $26.1 million under our senior credit facility. Additionally, we used $1.3 million to make principal payments on our term debt, capitalized leases and other debt.

     At March 31, 2000, senior credit facility borrowings totaling $238.4 million are at variable interest rates based on defined margins over the current prime or Euro-Dollar rates. At March 31, 2000 we had $59.7 million of working capital and $23.9 million of borrowings available under our working capital senior credit facility. Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

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

     Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Euro-Dollar rates. At March 31, 2000, the current prime rate was 8.64% and the current Euro-Dollar rate was 6.19%. Based on $238.4 million of variable-rate debt outstanding as of March 31, 2000, a hypothetical one percent rise in interest rates, to 9.64% for prime rate borrowings and 7.19% for Euro-Dollar borrowings, would reduce our pre-tax earnings by $2.4 million annually. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

     The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $92.0 million at March 31, 2000. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

     FOREIGN CURRENCY EXCHANGE RATE RISK. Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and two of our subsidiaries operate in Western Europe. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, while we have not entered into any such contracts since 1998 and no such contracts are open as of March 31, 2000, we may do so in the future depending on our assessment of future foreign exchange rate trends.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements in this report discuss future expectations, beliefs or strategies, projections or other "forward-looking" information. These statements are subject to known and unknown risks. Many factors could cause actual company results, performance or achievements, or industry results, to be materially different from the projections expressed or implied by this report. We are vulnerable to a variety of risks that affect many businesses, such as:

     - fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

     - our reliance on key customers and the adverse effect a significant decline in business from any one of them would have on our business;

     - changes in prevailing interest rates and the availability of financing to fund our plans for continued growth;

     -    competition from larger companies;

     - Federal Aviation Administration prescribed standards and licensing requirements, which apply many of the products and services we provide;

     -    inflation, and other general changes in costs of goods and services;

     - liability and other claims asserted against us that exceeds our insurance coverage;

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


                     INCORPORATION OF DOCUMENTS BY REFERENCE

     We have filed with the Securities and Exchange Commission, and are including within this report by referring to it here, our Form 10-K for the year ended December 31, 1999. The Form 10-K includes our audited 1999 financial statements, which we refer to in this report.

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

                           PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     Refer to the legal proceedings described in Item 3 of our Form 10-K for the year ended December 31, 1999.


ITEM 5.       OTHER INFORMATION

PROBABLE ACQUISITION SUBSEQUENT TO MARCH 31, 2000

     On April 17, 2000, we entered into a definitive agreement to acquire substantially all of the assets of Carl F. Booth & Co., Inc.; a New Albany, Indiana based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry. The acquisition is subject to several conditions, including financing. We expect to complete the acquisition in May 2000. The purchase price is approximately $19.0 million, plus contingent consideration totaling a maximum of $2.0 million payable over three year. We intend to use the acquired assets to manufacture products similar to those previously manufactured by the company prior to its acquisition.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits


     10.22    Executive Deferred Compensation Plan **

     21.1     List of Subsidiaries of Registrant **

     27       Financial Data Schedule **


     ----------------------
     * Previously filed
     ** Filed herewith


b.   Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 DECRANE HOLDINGS CO.
                                                     (Registrant)



May 9, 2000                  By:   /s/  RICHARD J. KAPLAN
                                   --------------------------------------------
                                   Name:    Richard J. Kaplan
                                   Title:   Assistant Secretary and Assistant
                                            Treasurer (chief accounting officer)