Form 10-Q/A
period 2000-09-30
DECRANE HOLDINGS CO
filed 2001-01-17
CIK 1076441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(AMENDMENT NO. 1)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

333-70363
(Commission File Number)

DECRANE HOLDINGS CO.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-4019703 (I.R.S. Employer Identification No.)

c/o DLJ Merchant Banking Partners II, L.P. 277 Park Avenue, New York, NY (Address, of principal executive offices)	10172 (Zip code)

(212) 892-3000
(Registrant’s telephone number, including area code)

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
Yes [x] No [  ]

             The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of October 31, 2000 was 3,914,274 shares.

DECRANE HOLDINGS CO.

Explanatory Note

             See Note 1 to our consolidated financial statements on page 5 for information regarding our revision of previously issued financial statements we are filing in this Form 10-Q / A (Amendment No. 1).

SIGNATURES	29

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

DECRANE HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31, 1999	September 30, 2000

		(revised)
		(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$7,918	$1,848
Accounts receivable, net	39,580	64,869
Inventories	58,721	81,074
Deferred income taxes	5,592	4,759
Prepaid expenses and other current assets	2,114	1,420

Total current assets	113,925	153,970
Property and equipment, net	37,700	55,840
Other assets, principally intangibles, net	374,111	414,335

Total assets	$525,736	$624,145

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$5,070	$8,273
Accounts payable	14,948	18,662
Accrued liabilities	61,082	36,818
Income taxes payable	3,576	3,903

Total current liabilities	84,676	67,656
Long-term debt	310,581	380,316
Deferred income taxes	21,249	32,078
Other long-term liabilities	2,989	2,324
Commitments and contingencies (Note 10)
Minority interest in preferred stock of subsidiary	—	26,000
Manditorily redeemable preferred stock	41,178	45,655

Stockholders’ equity
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of December 31, 1998 and September 30, 2000	—	—
Common stock, $.01 par value, 4,500,000 and 10,000,000 shares authorized as of December 31, 1999 and September 30, 2000, respectively; 3,571,827 and 3,914,274 shares issued and outstanding as of December 31, 1999 and September 30, 2000, respectively	36	39
Additional paid-in capital	75,944	79,496
Notes receivable for shares sold	(2,468)	(2,519)
Accumulated deficit	(6,923)	(4,291)
Accumulated other comprehensive loss	(1,526)	(2,609)

Total stockholders’ equity	65,063	70,116

Total liabilities, manditorily redeemable preferred stock and stockholders’ equity	$525,736	$624,145

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,

	1999	2000	1999	2000

		(revised)		(revised)
	(unaudited)
Revenues	$65,238	$93,149	$177,836	$254,421
Cost of sales	42,107	62,018	118,081	169,527

Gross profit	23,131	31,131	59,755	84,894

Operating expenses
Selling, general and administrative	10,031	11,526	27,281	32,465
Amortization of intangible assets	4,048	4,699	9,506	12,949

Total operating expenses	14,079	16,225	36,787	45,414

Income from operations	9,052	14,906	22,968	39,480
Other expenses
Interest expense	7,155	11,264	19,884	29,977
Minority interest in preferred stock of subsidiary	—	1,000	—	1,000
Other expenses (income)	282	55	(85)	228

Income before provision for income taxes	1,615	2,587	3,169	8,275
Provision for income taxes	932	2,697	2,669	5,643

Net income (loss)	683	(110)	500	2,632
Noncash preferred stock dividend accretion	(1,345)	(1,544)	(3,901)	(4,477)

Net loss applicable to common stockholders	$(662)	$(1,654)	$(3,401)	$(1,845)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

		Common Stock

	Undesignated Preferred Stock	Shares	Amount	Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

				(revised)		(revised)		(revised)
Balance, December 31, 1999	$—	3,571,827	$36	$75,944	$(2,468)	$(6,923)	$(1,526)	$65,063
Comprehensive income
Net income (Unaudited)	—	—	—	—	—	2,632	—	2,632
Translation adjustment (Unaudited)	—	—	—	—	—	—	(1,083)	(1,083)

								1,549

Proceeds from the sales of common stock (Unaudited)	—	346,794	3	7,973	—	—	—	7,976
Repurchase of common stock and cancellation of related note receivable (Unaudited)	—	(4,347)	—	(101)	51	—	—	(50)
Noncash dividend accretion on manditorily redeemable preferred stock (Unaudited)	—	—	—	(4,477)	—	—	—	(4,477)
Compensatory stock option expense and other (Unaudited)	—	—	—	157	—	—	—	157
Notes receivable interest accrued (Unaudited)	—	—	—	—	(102)	—	—	(102)

Balance, September 30, 2000 (Unaudited)	$—	3,914,274	$39	$79,496	$(2,519)	$(4,291)	$(2,609)	$70,116

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	1999	2000

		(revised)
	(unaudited)
Cash flows from operating activities
Net income	$500	$2,632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,875	21,233
Deferred income taxes	462	4,019
Minority interest in preferred stock of subsidiary	—	1,000
Other, net	176	797
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(2,598)	(15,899)
Inventories	1,423	(9,011)
Prepaid expenses and other assets	(1,276)	(1,162)
Accounts payable	(1,967)	904
Accrued liabilities	(3,792)	(6,602)
Income taxes payable	2,342	981
Other long-term liabilities	77	(1,108)

Net cash provided by (used for) operating activities	10,222	(2,216)

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(116,790)	(87,215)
Capital expenditures	(4,752)	(17,701)
Other, net	111	71

Net cash used for investing activities	(121,431)	(104,845)

Cash flows from financing activities
Term debt borrowings	90,000	55,000
Proceeds from the sale of preferred stock of subsidiary	—	25,000
Net borrowings (repayments) under revolving credit facility	7,700	16,400
Proceeds from the sale of common stock	12,500	7,976
Other long-term borrowings	5,636	2,958
Principal payments on term debt, capitalized leases and other debt	(1,824)	(4,096)
Deferred financing costs	(3,062)	(2,000)
Other, net	(21)	(247)

Net cash provided by financing activities	110,929	100,991

Effect of foreign currency translation on cash	(99)	—

Net decrease in cash and cash equivalents	(379)	(6,070)
Cash and cash equivalents at beginning of period	3,518	7,918

Cash and cash equivalents at end of period	$3,139	$1,848

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Consolidated Financial Statements

  Basis of Presentation

             The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair statement of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 1999 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 1999 Form 10-K. Some reclassifications have been made to prior periods’ financial statements to conform to the 2000 presentation.

  Revision of Previously Issued Financial Statements

             The accompanying consolidated financial statements as of and for three months and nine months ended September 30, 2000 have been revised to reflect DeCrane Aircrafts’ minority stockholders’ interest in its 16% manditorily redeemable preferred stock in the Company’s consolidated financial statements (Note 9). DeCrane Aircraft, the Company’s wholly-owned subsidiary, issued its preferred stock on June 30, 2000. Previously, the Company had aggregated the DeCrane Aircraft preferred stock with the Company’s 14% manditorily redeemable preferred stock and had reflected the related accrued dividend as an adjustment to the net loss applicable to common stockholders as opposed to an adjustment to net income (loss). The impact of this revision, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

	Three Months Ended September 30, 2000		Nine Months Ended September 30, 2000

	Previously Reported	As Revised	Previously Reported	As Revised

	(unaudited)
Consolidated Balance Sheet (as of September 30, 2000)
Minority interest in preferred stock of subsidiary			$—	$26,000
Manditorily redeemable preferred stock			71,655	45,655
Additional paid-in capital			78,496	79,496
Accumulated deficit			(3,291)	(4,291)

Consolidated Statements of Operations
Minority interest in preferred stock of subsidiary	$—	$1,000	$—	$1,000
Net income (loss)	890	(110)	3,632	2,632
DeCrane Aircraft accrued preferred stock dividends	(1,000)	—	(1,000)	—
Net loss applicable to common stockholders	(1,654)	(1,654)	(1,845)	(1,845)

             In addition, unaudited pro forma net income (loss) was revised (Note 3). Unaudited pro forma net income (loss) for the nine months ended September 30, 1999 was revised to a net loss of $(1,518,000) from net income of $1,604,000 and, for the nine months ended September 30, 2000, net income was revised to $1,024,000 from $4,676,000.

Note 2.   Acquisitions

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

             The acquisitions were funded with borrowings under the Company’s senior credit facility as described in Note 7 and the proceeds from the sale of capital stock described in Note 9.

Note 3.   Unaudited Pro Forma Results of Operations for 1999 and 2000 Acquisitions (Revised)

             Unaudited pro forma consolidated results of operations are presented in the table below for nine months ended September 30, 1999 and 2000. The pro forma results of operations reflect the Company’s 1999 acquisitions described in the 1999 audited financial statements and the 2000 Carl F. Booth, ERDA and Coltech acquisitions described in Note 2 as if all of the transactions were consummated as of January 1, 1999. Amounts are in thousands.

	Pro Forma for the Nine Months Ended September 30,

	1999	2000

	(revised)	(revised)
	(unaudited)
Revenues	$249,678	$275,726
EBITDA, as defined (Note 12)	55,936	65,971
Net income (loss)	(1,518)	1,024

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

Note 4.   1999 Restructuring of the Systems Integration Group

             In December 1999, the Company announced a plan to reorganize and restructure the operations of two subsidiaries within its Systems Integration Group. The restructuring was a result of management’s decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.

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

	Balance at December 31, 1999	Amounts Incurred	Balance at September 30, 2000

		(unaudited)	(unaudited)
Severance and other compensation costs	$784	$(784)	$—
Lease termination and other related costs	721	(629)	92
Other exit costs	676	(590)	86

Total	$2,181	$(2,003)	$178

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

Note 5.   Inventories

             Inventories are comprised of the following (amounts in thousands):

	December 31, 1999	September 30,2000

		(unaudited)
Raw materials	$28,249	$48,592
Work-in process	20,520	23,692
Finished goods	9,952	8,790

Total inventories	$58,721	$81,074

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

Note 6.   Accrued Liabilities

             Accrued liabilities are comprised of the following (amounts in thousands):

	December 31, 1999	September 30, 2000

		(unaudited)
Acquisition related contingent consideration	$29,825	$—
Salaries, wages, compensated absences and payroll related taxes	8,673	12,095
Customer deposits	8,072	11,879
Accrued interest	3,228	362
Other accrued liabilities	11,284	12,482

Total accrued liabilities	$61,082	$36,818

Note 7.   Long-Term Debt

             Long-term debt includes the following amounts (amounts in thousands):

	December 31, 1999	September 30, 2000

		(unaudited)
Senior credit facility
$25 million working capital revolving line of credit	$—	$6,900
$25 million acquisition revolving line of credit	—	9,500
Term loans	213,213	265,075
12% senior subordinated notes	100,000	100,000
Capital lease obligations and equipment term financing, with interest at 4.7% to 25.7%, secured by equipment	2,411	2,452
Other	27	4,662

Total long-term debt	315,651	388,589
Less current portion	(5,070)	(8,273)

Long-term debt, less current portion	$310,581	$380,316

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

Note 8.   Income Taxes (Revised)

             The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill and minority interest in preferred stock of subsidiary. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

Note 9.   Capital Structure

             During the nine months ended September 30, 2000, the Company and DeCrane Aircraft, the Company’s wholly-owned subsidiary, sold capital stock and used the net proceeds to partially fund the acquisitions described in Note 2.

  Manditorily Redeemable Preferred Stock (Revised)

             The table below summarizes manditorily redeemable preferred stock transactions during the nine months ended September 30, 2000.

	DeCrane Aircraft 16% Preferred Stock		DeCrane Holdings 14% Preferred Stock

	Shares	Amount	Shares	Amount

	(in thousands, except share data)
Balance, December 31, 1999	—	$—	342,417	$41,178
Proceeds from sale of preferred stock	250,000	25,000	—	—
Noncash dividend accretion	—	—	—	4,477
Accrued dividend	10,000	1,000	—	—

Balance, September 30, 2000 (unaudited)	260,000	$26,000	342,417	$45,655

             DeCrane Aircrafts’ 16% manditorily redeemable preferred stock is reflected as minority interest in preferred stock of subsidiary in the consolidated financial statements.

  DeCrane Aircraft Manditorily Redeemable Preferred Stock

             DeCrane Aircraft is authorized to issue 10,000,000 shares of $.01 par value preferred stock. On June 30, 2000, DeCrane Aircraft designated 700,000 of those shares to be 16% Senior Redeemable Exchangeable Preferred Stock Due 2009. The preferred stock has a $100.00 per share liquidation preference, plus accrued and unpaid cash dividends, and is non-voting. The DeCrane Aircraft preferred stock dividend and redemption obligations rank senior to the Company’s preferred stock obligations described below.

             Holders of the DeCrane Aircraft senior redeemable preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. For the three months ended September 30, 2000, DeCrane Aircraft will elect to issue 10,000 additional shares in lieu of a cash dividend payment; such shares have been reflected as a component of minority interest in preferred stock of subsidiary. The preferred stock is manditorily redeemable on March 31, 2009. Upon the occurrence of a change in control, as defined, each holder has the right to require DeCrane Aircraft to redeem all or part of such holder’s shares at a price equal to 101% of the liquidation preference (116% if prior to July 1, 2001), plus accrued and unpaid cash dividends.

  DeCrane Holdings Manditorily Redeemable Preferred Stock

             During the nine months ended September 30, 2000, the liquidation preference of the DeCrane Holdings preferred stock increased by $4,477,000 to reflect non-cash dividend accretion. The dividend accretion was charged to additional paid-in capital. In connection with DeCrane Aircraft’s issuance of preferred stock, the non-cash dividend period of DeCrane Holdings’ preferred stock was extended two years to September 30, 2005. The preferred stock has a total liquidation value of $45,655,000 ($133.33 per share) as of September 30, 2000. The DeCrane Holdings preferred stock dividend and redemption obligations are subordinate to DeCrane Aircraft’s preferred stock obligations.

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

  Common Stock Warrants

             In connection with DeCrane Aircraft’s sale of preferred stock, the Company issued warrants to purchase 139,357 shares of its common stock for $.01 per share. The warrants are exercisable at any time and expire on June 30, 2010. The Company also issued additional warrants to purchase 9,429 shares of common stock to its existing warrant holders pursuant to anti-dilution provisions in their warrant agreements. As of September 30, 2000, warrants to purchase a total of 453,786 common shares are issued and outstanding. Warrants to purchase 293,994 shares are exercisable at $.01 per share and 159,792 are exercisable at $23.00 per share.

Note 10.   Commitments and Contingencies

  Contingent Acquisition Consideration

             The maximum determinable contingent consideration payment obligations, resulting from the acquisitions described in Note 2, are as follows as of September 30, 2000:

(in thousands)
Based on future attainment of defined performance criteria for the year ending December 31,
2000	$21,575
2001	1,450
2002	1,350
2003	750

Total maximum determinable obligation	$25,125

             Contingent consideration payable, if any, is payable during the first quarter of the following year.

Note 11.   Consolidated Statements of Cash Flows

             Assets acquired and liabilities assumed in connection with acquisitions are as follows (amounts in thousands):

	Nine Months Ended September 30,

	1999	2000

	(unaudited)
Fair value of assets acquired	$136,359	$77,904
Liabilities assumed	(20,324)	(20,516)

Cash paid	116,035	57,388
Less cash acquired	(2,245)	(292)

Net cash paid for companies acquired during the period	113,790	57,096
Contingent consideration paid for previously completed acquisitions	3,000	29,825
Additional acquisition related expenses	—	294

Total cash paid for acquisitions	$116,790	$87,215

Note 12.   Business Segment Information (Revised)

             During 1999, the Company reorganized its businesses into three separate groups: Cabin Management, Specialty Avionics and Systems Integration. As prescribed by SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” the Company has restated disclosure information for earlier periods to reflect its three separate operating groups.

             The Company supplies products and services to the general aviation industry. The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

    Cabin Management—provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;
    Specialty Avionics—designs, engineers and manufacturers electronic components, display devices and interconnect components and assemblies; and
    Systems Integration—provides auxiliary fuel tanks, auxiliary power units and systems integration services.

             Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of their overall economic returns and cash flows. Management defines EBITDA as earnings before interest, minority interest in preferred stock of subsidiary, income taxes, depreciation and amortization, non-cash acquisition related charges and other non-operating costs. This is consistent with the manner in which the Company’s lenders and ultimate investors measure its overall performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

	(in thousands)
	(unaudited)
Revenues
Cabin Management	$22,538	$50,303	$47,975	$127,081
Specialty Avionics	26,045	28,164	85,783	81,006
Systems Integration	17,005	14,870	45,224	47,262
Inter-group elimination (1)	(350)	(188)	(1,146)	(928)

Consolidated revenues	$65,238	$93,149	$177,836	$254,421

EBITDA (2)
Cabin Management	$7,157	$12,234	$15,594	$33,615
Specialty Avionics	6,389	7,491	20,902	19,622
Systems Integration	3,608	3,925	6,614	10,881
Corporate (3)	(1,465)	(1,491)	(4,289)	(4,836)

Consolidated EBITDA	$15,689	$22,159	$38,821	$59,282

Total assets (as of period end date)
Cabin Management	$118,156	$285,372
Specialty Avionics	225,255	229,198
Systems Integration	95,273	81,604
Corporate	20,079	27,971

Consolidated total assets	$458,763	$624,145

The accompanying notes appear on the next page.

  Notes to Business Segment Information

             (1)   Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

             (2)   A reconciliation of consolidated EBITDA to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	2000	1999	2000

		(revised)		(revised)
	(in thousands)
	(unaudited)
Consolidated EBITDA	$15,689	$22,159	$38,821	$59,282
Depreciation and amortization (a)	(5,633)	(7,166)	(13,643)	(19,537)
Non-cash acquisition related charges	(513)	—	(1,606)	—
Other non-operating costs	(491)	(87)	(604)	(265)
Interest expense	(7,155)	(11,264)	(19,884)	(29,977)
Minority interest in preferred stock of subsidiary	—	(1,000)	—	(1,000)
Other (expenses) income	(282)	(55)	85	(228)

Consolidated income before income taxes	$1,615	$2,587	$3,169	$8,275

______________

(a)	Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $457,000 and $593,000 for the three months ended September 30, 1999 and 2000, respectively, and $1,232,000 and $1,696,000 for the nine months ended September 30, 1999 and 2000, respectively.

(3)   Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

Note 13.   Supplemental Condensed Consolidating Financial Information (Revised)

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

             (4)   Elimination of equity in earnings of subsidiaries.

BALANCE SHEETS

	December 31, 1999

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

			(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$7,839	$(323)	$402	$—		$7,918
Accounts receivable, net	—	38,201	1,379	—		39,580
Inventories	—	57,072	1,649	—		58,721
Other current assets	6,645	938	123	—		7,706

Total current assets	14,484	95,888	3,553	—		113,925
Property and equipment, net	1,282	34,174	2,244	—		37,700
Other assets, principally intangibles, net	17,065	344,986	12,060	—		374,111
Investments in subsidiaries	360,515	20,305	—	(380,820	)(1)	—
Intercompany receivables	77,566	17,334	2,612	(97,512	)(2)	—

Total assets	$470,912	$512,687	$20,469	$(478,332)		$525,736

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$4,640	$404	$26	$—		$5,070
Other current liabilities	10,237	68,691	678	—		79,606

Total current liabilities	14,877	69,095	704	—		84,676
Long-term debt	309,836	712	33	—		310,581
Intercompany payables	17,797	79,384	331	(97,512	)(2)	—
Other long-term liabilities	20,635	2,981	622	—		24,238
Manditorily redeemable preferred stock	41,178	—	—	—		41,178

Stockholders’ equity
Paid-in capital	73,512	289,415	15,440	(304,855	)(1)	73,512
Retained earnings (deficit)	(6,923)	71,100	4,865	(75,965	)(1)	(6,923)
Accumulated other comprehensive loss	—	—	(1,526)	—		(1,526)

Total stockholders’ equity	66,589	360,515	18,779	(380,820)		65,063

Total liabilities, manditorily redeemable preferred stock and stockholders’ equity	$470,912	$512,687	$20,469	$(478,332)		$525,736

BALANCE SHEETS (Continued)

	September 30, 2000 (unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

	(revised)					(revised)
			(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,356	$273	$219	$—		$1,848
Accounts receivable, net	—	63,638	1,231	—		64,869
Inventories	—	78,397	2,677	—		81,074
Other current assets	4,934	1,005	240	—		6,179

Total current assets	6,290	143,313	4,367	—		153,970

Property and equipment, net	4,519	49,335	1,986	—		55,840
Other assets, principally intangibles, net	17,449	387,073	9,813	—		414,335
Investments in subsidiaries	394,771	20,803	—	(415,574	)(1)	—
Intercompany receivables	147,984	—	3,352	(151,336	)(2)	—

Total assets	$571,013	$600,524	$19,518	$(566,910)		$624,145

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion on long-term debt	$6,935	$1,314	$24	$—		$8,273
Other current liabilities	12,290	46,405	688	—		59,383

Total current liabilities	19,225	47,719	712	—		67,656

Long-term debt	375,634	4,670	12	—		380,316
Intercompany payables	—	151,336	—	(151,336	)(2)	—
Other long-term liabilities	31,774	2,028	600	—		34,402
Minority interest in preferred stock of subsidiary	26,000	—	—	—		26,000
Manditorily redeemable preferred stock	45,655	—	—	—		45,655

Stockholders’ equity
Paid-in capital	77,016	316,311	15,440	(331,751	)(1)	77,016
Retained earnings (deficit)	(4,291)	78,460	5,363	(83,823	)(1)	(4,291)
Accumulated other comprehensive loss	—	—	(2,609)	—		(2,609)

Total stockholders’ equity	72,725	394,771	18,194	(415,574)		70,116

Total liabilities, manditorily redeemable preferred stock and stockholders’ equity	$571,013	$600,524	$19,518	$(566,910)		$624,145

STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 1999 (unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

			(in thousands)
Revenues	$—	$174,583	$8,591	$(5,338	)(3)	$177,836
Cost of sales	—	116,546	6,873	(5,338	)(3)	118,081

Gross profit	—	58,037	1,718	—		59,755
Selling, general and administrative expenses	4,755	21,402	1,124	—		27,281
Amortization of intangible assets	116	9,015	375	—		9,506
Interest expense	17,407	2,444	33	—		19,884
Intercompany charges	(3,603)	3,475	128	—		—
Equity in earnings of subsidiaries	(11,619)	(363)	—	11,982	(4)	—
Other expenses (income)	226	61	(372)	—		(85)
Provision (benefit) for income taxes	(7,782)	10,384	67	—		2,669

Net income	$500	$11,619	$363	$(11,982)		$500

	Nine Months Ended September 30, 2000 (unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

	(revised)					(revised)
			(in thousands)
Revenues	$—	$252,477	$8,838	$(6,894	)(3)	$254,421
Cost of sales	—	169,591	6,830	(6,894	)(3)	169,527

Gross profit	—	82,886	2,008	—		84,894
Selling, general and administrative expenses	5,535	25,969	961	—		32,465
Amortization of intangible assets	152	12,479	318	—		12,949
Interest expense	23,051	6,923	3	—		29,977
Minority interest in preferred stock of subsidiary	1,000	—	—	—		1,000
Intercompany charges	(5,184)	5,184	—	—		—
Equity in earnings of subsidiaries	(13,210)	(696)	—	13,906	(4)	—
Other expenses (income)	261	61	(94)	—		228
Provision (benefit) for income taxes	(14,237)	19,756	124	—		5,643

Net income	$2,632	$13,210	$696	$(13,906)		$2,632

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 1999 (unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

			(in thousands)
Cash flows from operating activities
Net income	$500	$11,619	$363	$(11,982)		$500
Adjustments to net income
Non-cash net income adjustments	1,851	13,041	621	—		15,513
Equity in earnings of subsidiaries	(11,619)	(363)	—	11,982	(4)	—
Changes in working capital	20,073	(25,286)	(578)	—		(5,791)

Net cash provided by (used for) operating activities	10,805	(989)	406	—		10,222

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(119,035)	2,245	—	—		(116,790)
Capital expenditures and other	(66)	(3,952)	(623)	—		(4,641)

Net cash used for investing activities	(119,101)	(1,707)	(623)	—		(121,431)

Cash flows from financing activities
Term debt borrowings	90,000	—	—	—		90,000
Proceeds from sale of common stock	12,500	—	—	—		12,500
Net revolving line of credit borrowings	7,700	—	—	—		7,700
Customer advance	—	5,000	—	—		5,000
Other long-term borrowings	636	—	—	—		636
Deferred financing costs	(3,062)	—	—	—		(3,062)
Principal payments on long-term debt and leases	(1,129)	(675)	(20)	—		(1,824)
Other, net	—	(180)	159	—		(21)

Net cash provided by financing activities	106,645	4,145	139	—		110,929

Effect of foreign currency translation on cash	—	—	(99)	—		(99)

Net increase (decrease) in cash and equivalents	(1,651)	1,449	(177)	—		(379)
Cash and equivalents at beginning of period	2,458	762	298	—		3,518

Cash and equivalents at end of period	$807	$2,211	$121	$—		$3,139

STATEMENTS OF CASH FLOWS (Continued)

	Nine Months Ended September 30, 2000 (unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

	(revised)					(revised)
	(in thousands)
Cash flows from operating activities
Net income	$2,632	$13,210	$696	$(13,906	)(4)	$2,632
Adjustments to net income (loss)
Non-cash net income adjustments	7,467	18,864	718	—		27,049
Equity in earnings of subsidiaries	(13,210)	(696)	—	13,906	(4)	—
Changes in working capital	(11,146)	(19,529)	(1,222)	—		(31,897)

Net cash provided by (used for) operating activities	(14,257)	11,849	192	—		(2,216)

Cash flows from investing activities
Cash paid for acquisition, net of cash acquired	(87,507)	292	—	—		(87,215)
Capital expenditures and other	(3,626)	(13,642)	(362)	—		(17,630)

Net cash used for investing activities	(91,133)	(13,350)	(362)	—		(104,845)

Cash flows from financing activities
Debt financing for acquisitions	55,000	—	—	—		55,000
Subsidiary preferred stock financing for acquisitions	25,000	—	—	—		25,000
Line of credit borrowings	16,400	—	—	—		16,400
Proceeds from sale of common stock	7,976	—	—	—		7,976
Other long-term borrowings	—	2,958	—	—		2,958
Principal payments on long-term debt and capital leases	(3,419)	(664)	(13)	—		(4,096)
Deferred financing costs	(2,000)	—	—	—		(2,000)
Other, net	(50)	(197)	—	—		(247)

Net cash provided by (used for)financing activities	98,907	2,097	(13)	—		100,991

Effect of foreign currency translation on cash	—	—	—	—		—

Net increase (decrease) in cash and equivalents	(6,483)	596	(183)	—		(6,070)
Cash and equivalents at beginning of period	7,839	(323)	402	—		7,918

Cash and equivalents at end of period	$1,356	$273	$219	$—		$1,848

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

  Cabin Management Group

    PPI, acquired on April 23, 1999;
    Custom Woodwork, acquired on August 5, 1999;
    PCI NewCo, acquired on October 6, 1999;
    International Custom Interiors, acquired on October 8, 1999;
    The Infinity Partners, acquired on December 17, 1999;
    Carl F. Booth, acquired on May 11, 2000;
    ERDA, acquired on June 30, 2000;

  Specialty Avionics Group

    Coltech, acquired on August 31, 2000; and

  Systems Integration Group

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

Results Of Operations

  Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

             Revenues. Revenues increased $27.9 million, or 42.8%, to $93.1 million for the three months ended September 30, 2000 from $65.2 million for the three months ended September 30, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 1999

	Amount	Percent

	(in millions)
Cabin Management	$27.8	123.6%
Specialty Avionics	2.1	8.0
Systems Integration	(2.1)	(12.4)
Inter-group elimination	0.1	—

Total	$27.9

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

	Increase (Decrease) From 1999

	Amount	Percent

	(in millions)
Cabin Management	$6.1	66.4%
Specialty Avionics	1.0	11.8
Systems Integration	0.9	16.7

Total	$8.0

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

	Increase (Decrease) From 1999

	Amount	Percent

	(in millions)
Cabin Management	$1.5	55.6%
Specialty Avionics	0.1	3.0
Systems Integration	0.1	5.0
Corporate	(0.2)	(10.0)

Total	$1.5

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

	Increase (Decrease) From 1999

	Amount	Percent

	(in millions)
EBITDA
Cabin Management	$5.1	70.8%
Specialty Avionics	1.1	17.2
Systems Integration	0.3	8.3

Total EBITDA	6.5

Depreciation and amortization	(1.6)
Other non-operating costs	0.9

Total operating income (loss)	$5.8

             Cabin Management. EBITDA increased by $5.1 million, or 70.8% over the prior year, due to:

    a $7.1 million increase resulting from our acquisitions; offset by a $2.0 million decrease resulting from higher labor costs associated with developing of new entertainment system products.

             Specialty Avionics. EBITDA increased by $1.1 million, or 17.2% from the prior year, due to:

    $1.0 million of growth related to product sales; and
    $0.1 million resulting from our acquisitions.

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

             Interest expense. Interest expense increased $4.1 million to $11.3 million for the three months ended September 30, 2000, from $7.2 million for the same period last year. Interest expense increased:

    $3.6 million due to higher debt levels associated with our acquisition of companies during 1999 and 2000; and
    $0.5 million due to higher average interest rates charged during 2000.

             Minority interest in preferred stock of subsidiary (Revised). Minority interest was $1.0 million for the three months ended September 30, 2000 and reflects the dividend accrued during the period on DeCrane Aircrafts’ 16% preferred stock issued on June 30, 2000.

             Provision for income taxes (Revised). The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization and minority interest in preferred stock of subsidiary. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

             Net income (loss) (Revised). Net income (loss) decreased $0.8 million to a net loss of $(0.1) million for the three months ended September 30, 2000 compared to net income of $0.7 million for the same period in 1999.

             Net loss applicable to common stockholders (Revised). Net loss applicable to common stockholders increased $1.0 million to $1.7 million for the three months ended September 30, 2000 compared to $0.7 million for the same period in 1999. The net loss increase resulted from:

    a $0.8 million decrease in net income, which includes a $1.0 million charge for minority interest in preferred stock of subsidiary; and
    a $0.2 million increase in noncash preferred stock dividend accretion on our 14% manditorily redeemable preferred stock.

             Bookings. Bookings increased $34.5 million, or 54.4%, to $97.9 million for the three months ended September 30, 2000 compared to $63.4 million for the same period in 1999. The increase in bookings for 2000 results from:

    a $27.0 million increase associated with companies we acquired in 1999 and 2000; and
    a $7.5 million increase related to business growth, principally in Cabin Management’s furniture product lines.

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

  Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

             Revenues. Revenues increased $76.6 million, or 43.1%, to $254.4 million for the nine months ended September 30, 2000 from $177.8 million for the nine months ended September 30, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 1999

	Amount	Percent

	(in millions)
Cabin Management	$79.1	165.1%
Specialty Avionics	(4.8)	(5.6)
Systems Integration	2.1	4.6
Inter-group elimination	0.2	—

Total	$76.6

             Cabin Management. Revenues increased by $79.1 million, or 165.1% over the prior year, due to:

    the inclusion of $72.4 million of revenues resulting from our acquisitions of PPI, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl F. Booth and ERDA in 2000; and
    a $6.7 million increase in entertainment and cabin management product revenues reflecting primarily a higher volume of corporate jet production by original equipment manufacturers (OEM’s).

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

	Increase (Decrease)
	From 1999

	Amount	Percent

	(in millions)
Cabin Management	$22.6	109.7%
Specialty Avionics	(3.2)	(11.3)
Systems Integration	5.7	52.3

Total	$25.1

             Cabin Management. Gross profit increased by $22.6 million, or 109.7% over the prior year, due to:

    a $25.0 million increase in gross profit resulting from our 1999 and 2000 acquisitions; offset by lower margins in our entertainment systems products; and
    production startup inefficiencies at a new manufacturing facility.

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

             Selling, general and administrative expenses. Selling, general and administrative expenses increased $5.2 million, or 19.0%, to $32.5 million for the nine months ended September 30, 2000, from $27.3 million for the same period last year. The increase primarily results from the inclusion of $5.2 million of SG&A expenses in 2000 from companies we acquired in 1999 and 2000. SG& A expenses as a percent of revenues decreased to 12.8% for the nine months ended September 30, 2000 compared to 15.4% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease)
	From 1999

	Amount	Percent

	(in millions)
Cabin Management	$4.4	62.9%
Specialty Avionics	(1.2)	(11.8)
Systems Integration	1.2	22.2
Corporate	0.8	17.0

Total	$5.2

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

	Increase (Decrease)
	From 1999

	Amount	Percent

	(in millions)
EBITDA
Cabin Management	$18.0	115.4%
Specialty Avionics	(1.3)	(6.2)
Systems Integration	4.3	65.2
Corporate	(0.5)	(11.6)

Total EBITDA	20.5

Depreciation and amortization	(5.9)
Other non-operating costs	1.9

Total operating income (loss)	$16.5

             Cabin Management. EBITDA increased by $18.0 million, or 115.4% over the prior year, due to acquisitions and increased production of corporate jets by OEM’s.

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

             Interest expense. Interest expense increased $10.1 million to $30.0 million for the nine months ended September 30, 2000, from $19.9 million for the same period last year. Interest expense increased:

    $8.2 million due to higher debt levels associated with our acquisition of companies during 1999 and 2000; and
    $1.9 million due to higher average interest rates charged during 2000.

             Minority interest in preferred stock of subsidiary (Revised). Minority interest was $1.0 million for the nine months ended September 30, 2000 and reflects the dividend accrued during the period on DeCrane Aircrafts’ 16% preferred stock issued on June 30, 2000.

             Provision for income taxes (Revised). The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization and minority interest in preferred stock of subsidiary. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

             Net income (Revised). Net income increased $2.1 million to $2.6 million for the nine months ended September 30, 2000 compared to $0.5 million for the same period in 1999.

             Net loss applicable to common stockholders (Revised). Net loss applicable to common stockholders decreased $1.6 million to $1.8 million for the nine months ended September 30, 2000 compared to $3.4 million for the same period in 1999. The net loss decrease resulted from:

    a $2.1 increase in net income, which is net of a $1.0 million charge for minority interest in preferred stock of subsidiary; offset by a $0.5 million increase in noncash preferred stock dividend accretion on our 14% manditorily redeemable preferred stock.

             Bookings. Bookings increased $35.6 million, or 15.7%, to $262.0 million for the nine months ended September 30, 2000 compared to $226.4 million for the same period in 1999. The increase in bookings for 2000 results from:

    a $15.7 million increase associated with companies we acquired in 1999 and 2000; and
    a $19.9 million increase related to business growth, principally in Cabin Management’s furniture product lines.

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
    a $1.2 million increase in prepaid and other assets; and
    a $5.7 million net decrease in current liabilities; offset by a $1.0 million increase in income taxes payable due to higher current taxable income.

             Cash used for investing activities was $104.8 million for the nine months ended September 30, 2000, and consisted of:

    $57.0 million for our Carl Booth, ERDA and Coltech acquisitions;
    $30.1 million for contingent consideration earned in 1999 and paid in 2000; and
    $17.7 million for capital expenditures, including $5.7 million for the purchase of a furniture manufacturing facility for our Cabin Management Group.

             We anticipate spending $21.4 million for capital expenditures in 2000.

             Net cash provided by financing activities was $101.0 million for the nine months ended September 30, 2000 and was primarily used to fund our acquisitions. We obtained these funds by borrowing $71.4 million under our senior credit facility, selling $25.0 million of DeCrane Aircraft 16% manditorily redeemable preferred stock and $8.0 million of common stock. We used $4.1 million to make principal payments on our senior term debt, capitalized leases and other debt, and paid $2.0 million of financing costs.

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

Special Note Regarding Forward-Looking Statements

             Some of the statements in this report discuss future expectations, beliefs or strategies, projections or other “forward-looking” information. These statements are subject to known and unknown risks. Many factors could cause actual company results, performance or achievements, or industry results, to be materially different from the projections expressed or implied by this report. We are vulnerable to a variety of risks that affect many businesses, such as:

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
    competition from larger companies;
    Federal Aviation Administration prescribed standards and licensing requirements, which apply many of the products and services we provide;
    inflation, and other general changes in costs of goods and services;
    liability and other claims asserted against us that exceeds our insurance coverage;
    the ability to attract and retain qualified personnel;
    labor disturbances; and
    changes in operating strategy, or our acquisition and capital expenditure plans.

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

             You may read and copy any reports, statements or other information we file at the SEC’s reference room in Washington D.C. Please call the SEC at (202) 942-8090 for further information on the operation of the reference rooms. You can also request copies of these documents, upon payment of a duplicating fee, by writing to the SEC, or review our SEC filings on the SEC’s EDGAR web site, which can be found at http:\\www.sec.gov. You may also write or call us at our corporate office located at 2361 Rosecrans Avenue, Suite 180, El Segundo, California 90245. Our telephone number is (310) 725-9123.

PART II.   OTHER INFORMATION

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

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

3.3.1	Certificate of Formation and Certificate of Merger for Aerospace Display Systems, LLC *

3.3.2	Limited Liability Company Operating Agreement for Aerospace Display Systems, LLC *

3.19.1	Certificate of Formation and Certificate of Merger for Custom Woodwork & Plastics, LLC *

3.19.2	Limited Liability Company Operating Agreements for Custom Woodwork & Plastics, LLC *

3.25.1	Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC *

3.25.2	Limited Liability Company Agreement of Carl F. Booth & Co., LLC *

3.26.1	Restated Articles of Incorporation of ERDA, Inc. *

3.26.2	Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.) *

3.27.1	Articles of Incorporation of Coltech, Inc. *

3.27.2	Bylaws of Coltech, Inc. *

4.1.3	Supplemental Indenture to be dated August 5, 1999 among CWP Acquisition, Inc. d/b/a Custom Woodwork & Plastics, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.4	Supplemental Indenture to be dated October 6, 1999 among PCI Acquisition Co., Inc. d/b/a PCI Newco, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.5	Supplemental Indenture to be dated October 8, 1999 among International Custom Interiors, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.6	Supplemental Indenture to be dated December 17, 1999 among DAH-IP Acquisition, L.P. d/b/a Infinity Partners, L.P., DAH-IP Holdings, Inc., DAH-IP Infinity, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.7	Supplemental Indenture to be dated May 11, 2000 among Booth Acquisition, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.8	Supplemental Indenture to be dated June 16, 2000 among DeCrane Aircraft Furniture Co., L.P., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.9	Supplemental Indenture to be dated June 30, 2000 among ERDA, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.1.10	Supplemental Indenture to be dated August 31, 2000 among Coltech, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company *

4.6	Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009 *

4.7	Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock *

10.1	Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein *

10.2	Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein *

10.10.3	Third Amended and Restated Credit Agreement dated as of May 11, 2000 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent *

10.10.3.1	First Amendment to the Third Amended and Restated Credit Agreement dated as of May 11, 2000 among DeCrane Aircraft, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent *

10.22	Executive Deferred Compensation Plan *

21.1	List of Subsidiaries of Registrant *

27	Financial Data Schedule *

______________

*	Previously filed

b.   Reports on Form 8-K

    On May 25, 2000, we filed a Form 8-K dated May 11, 2000 regarding our acquisition of Carl F. Booth & Co., Inc.
    On June 16, 2000, we filed Amendment No. 1 to our Form 8-K dated May 11, 2000 regarding our acquisition of Carl F. Booth & Co., Inc.
    On July 13, 2000, we filed a Form 8-K dated June 30, 2000 regarding our acquisition of ERDA, Inc.
    On August 2, 2000 we filed Amendment No. 1 to our Form 8-K dated June 30, 2000 regarding our acquisition of ERDA, Inc.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

DeCrane Holdings Co. (Registrant)
	By:	/s/ RICHARD J. KAPLAN

January 17, 2001		Name: Richard J. Kaplan Title: Assistant Secretary, Assistant Treasurer and Director (Chief Accounting Officer)