Form 10-K
period 2000-12-31
DECRANE HOLDINGS CO
filed 2001-03-30
CIK 1076441

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                        COMMISSION FILE NUMBER 333-70363
                              --------------------

                              DECRANE HOLDINGS CO.
             (Exact name of registrant as specified in its charter)

                              --------------------

                  DELAWARE                             13-4019703
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)              Identification No.)

                   C/O DLJ MERCHANT BANKING PARTNERS II, L.P.
                                 277 PARK AVENUE
                               NEW YORK, NY 10172
                                 (212) 892-3000
                    (Address of Principal Executive Offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /x/ YES // NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. //

     The number of shares of Common Stock outstanding on March 26, 2001 was 3,914,274.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None.

================================================================================

                                TABLE OF CONTENTS

                                                                                                             PAGE

PART I

Item 1.       Description of Business ....................................................................     1
Item 2.       Properties .................................................................................    13
Item 3.       Legal Proceedings ..........................................................................    13
Item 4.       Submission of Matters to a Vote of Security Holders ........................................    14


PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters ......................    14
Item 6.       Selected Financial Data ....................................................................    15
Item 7.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations ....................................................................    18
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk .................................    30
Item 8.       Financial Statements and Financial Statement Schedules .....................................    31
Item 9.       Changes In and Disagreements With Accountants On Accounting and
                Financial Disclosure .....................................................................    31


PART III

Item 10.      Directors and Executive Officers of the Registrant .........................................    32
Item 11.      Executive Compensation .....................................................................    34
Item 12.      Security Ownership of Certain Beneficial Owners and Management .............................    39
Item 13.      Certain Relationships and Related Transactions .............................................    43


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...........................    46


SIGNATURES ...............................................................................................    52


INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES ..........................................   F-1


     ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACTS INCLUDED IN THIS REPORT ARE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH ARE DIFFICULT TO PREDICT. CHANGES IN SUCH FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE CONTEMPLATED IN SUCH FORWARD-LOOKING STATEMENTS AS WE DESCRIBE IN "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO BE CORRECT. WE UNDERTAKE NO OBLIGATION TO RELEASE PUBLICLY ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                COMPANY OVERVIEW

     DeCrane Holdings Co., a Delaware corporation founded in 1998, is a holding company and does not have any material operations or assets other than its ownership of all of the common stock of DeCrane Aircraft Holdings, Inc. DeCrane Holdings Co. and DLJ Merchant Banking Partners II, L.P. and affiliated entities acquired DeCrane Aircraft in August 1998. DeCrane Aircraft is the predecessor of DeCrane Holdings. As used in this report, unless the context indicates otherwise, "DeCrane" and "we," "us," "our," and similar terms refer to the combined business of DeCrane Holdings Co. (and DeCrane Aircraft, our predecessor) and all of its subsidiaries, collectively.

     DeCrane Aircraft Holdings, Inc., a Delaware corporation founded in 1989, is a leading provider of integrated assemblies, sub-assemblies and component parts to the aircraft industry. Since our founding in 1989, we have experienced both internal growth and growth by identifying fragmented, high-growth niche segments of the industry and acquiring market-leading companies in those niches. Today, we have assembled product capability within three specific segments of the aircraft industry: cabin management for corporate, VIP and head-of-state aircraft; specialty aviation electronic components, commonly referred to as avionics; and systems integration. We have also focused on diversifying our revenue stream between the commercial, commercial after- and retrofit markets, and corporate and regional aircraft markets in order to reduce the impact from cycles in any single market segment. Within these markets, our customers include original manufacturers of aircraft and related avionics equipment, commonly referred to as OEM's, major components suppliers, aircraft repair and modification centers and commercial airlines.

     We are organized into three operating groups, consistent with the segments in which we operate: Cabin Management, Specialty Avionics and Systems Integration. Through our operating groups, we offer a complete line of cabinetry, galleys, seating and entertainment systems of corporate aircraft, as well as specialty avionics components and systems integration services.

                              OUR OPERATING GROUPS

     Our historical financial position and results of operations have been affected by our history of acquisitions. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses and capital structure. In the description of our businesses that follows, we present some information about our operating groups on a "pro forma" basis, giving effect to all of our acquisitions described in
Note 3 accompanying our financial statements listed in the index on page F-1 of this report. The related historical segment information for the three years ended December 31, 2000 is included in Note 18 accompanying our financial statements.

CABIN MANAGEMENT GROUP

     DeCrane's Cabin Management Group contributed approximately 52% of our pro forma revenues for the year ended December 31, 2000.

BUSINESS DESCRIPTION

     Our Cabin Management Group is a leading independent provider of cabin products, with a primary focus on serving the corporate aircraft market. Since 1997, our Cabin Management Group has acquired nine companies involved in the engineering, manufacturing and assembly of the key components for the interior of a corporate aircraft, including interior furnishings, cabin management systems, seating and composite components. Our Cabin Management Group serves major manufacturers of corporate aircraft, including Boeing Business Jet, Bombardier, Cessna, Dassault, Gulfstream and Raytheon.

     The Cabin Management Group has introduced the concept of modularity to the corporate aircraft market through its "cabinet in a box" product. We believe this distinctive approach of delivering integrated assemblies and sub-assemblies that can be quickly incorporated into the aircraft has been well received by the market. We are currently pioneering the next step in modularity, "cabin in a box." This new concept is designed to address one of the greatest challenges facing the industry's aircraft manufacturers: the lead-time necessary to complete an unfinished "green" aircraft. Through providing entire pre-wired and pre-plumbed modular cabin interiors that will be delivered "just in time" for final integration into the aircraft, we believe we will be able to reduce our customers' lead times, supplier base and overall costs.

     The Cabin Management Group is guided by our overall strategy to gain market leadership positions in high-growth segments of the aircraft industry by building more related product capabilities than any other company in the industry. To that end, our Cabin Management Group has focused on pursuing two, closely related, strategic imperatives:

     o BUILDING CRITICAL MASS IN INTERIOR FURNISHINGS, CABIN MANAGEMENT SYSTEMS AND SEATING FOR THE CORPORATE, VIP, AND HEAD-OF-STATE AIRCRAFT MARKETS. Our Cabin Management Group is aggressively focused on broadening and deepening its product offering to the corporate, VIP and head-of-state aircraft markets. As a result of this strategy, we have increased revenue content per plane with our existing customer base and have successfully attracted new customers.

     o DEVELOPING CAPABILITIES TO PROVIDE MODULAR "TOTAL CABIN SOLUTIONS" TO THE CORPORATE AIRCRAFT MARKET. Consistent with our overall corporate strategy to build integrated system solutions, the Cabin Management Group is focused on aggregating its capabilities to provide partial or fully assembled modular corporate aircraft cabin interiors to its customers.

     In order to meet these strategic objectives, we have aggressively pursued growth in our Cabin Management Group through selective acquisitions.

PRODUCTS AND SERVICES

       Our Cabin Management Group designs, engineers and manufactures a full line of customized, pre-fit products and provides related services. Approximately 55% of our Cabin Management Group's pro forma revenues are from two customers, Bombardier and Textron. Our products and services are in four broad categories, as summarized below.

     INTERIOR FURNISHINGS

     o    entertainment and refreshment centers
     o    conference tables
     o    hi-low dining and coffee table
     o    end tables
     o    cabinets
     o    arm and side ledges
     o    galleys
     o    lavatories
     o    vanities
     o    room enclosures
     o    cabinetry refurbishment services


     CABIN MANAGEMENT SYSTEMS
     o    in-flight entertainment systems
     o    cabin controls
     o    switches
     o    lighting

     SEATING
     o    executive track and swivel seats
     o    jump-seats
     o divans, including models that convert to beds or contain storable tables
     o    upholstery services

     COMPOSITE COMPONENTS
     o    sound-dampening side walls and headliners
     o    passenger service units
     o    environmental (HVAC) ducting
     o    closets


     Our "cabinet in a box" product consists of interior furnishings. Our "cabin in a box" product consists of elements from all categories, depending on our customers' specifications.

COMPETITION

     The markets served by our Cabin Management Group are fragmented, with several competitors offering similar products and services. Due to the global nature of the aircraft industry, competition comes from both U.S. and foreign companies. Our Cabin Management Group generally faces competition from a group of smaller companies and enterprises, except for the corporate aircraft manufacturers and independent completion centers. Our principal competitors are summarized below.

     INTERIOR FURNISHINGS
     o    Bomhoff, Inc.
     o    Custom Aircraft Cabinets
     o    Hiller
     o    Independent completion centers
     o    Corporate aircraft manufacturers completion centers

     CABIN MANAGEMENT SYSTEMS
     o    Air Show / Pacific Systems
     o    Baker Electronics
     o    DPI Labs
     o    IEC, International

     SEATING
     o    BE Aerospace
     o    Fisher (Germany)

     COMPOSITE COMPONENTS
     o    AAR
     o    Fibre Art
     o    Plastic Fab
     o    Scale Composite Works
     o    The Nordham Group

SPECIALTY AVIONICS GROUP

     DeCrane's Specialty Avionics Group contributed approximately 31% of our pro forma revenues for the year ended December 31, 2000.

BUSINESS DESCRIPTION

     Our Specialty Avionics Group supplies aircraft avionics components to the commercial and military aircraft markets as well as to several avionics systems suppliers including Honeywell and Rockwell-Collins. We focus on assembling design, engineering and manufacturing capabilities across several specialty avionics product categories, including cockpit and cabin audio management systems, flight deck visual display and communication systems, power and control devices, and specialty interconnect solutions such as contacts, connectors and various harness assemblies. Our Specialty Avionics Group is also a leading manufacturer of high quality electrical contacts for military and aviation applications.

     Through its strong focus on building integrated solutions, we believe our Specialty Avionics Group has achieved solid positions in many product categories within the avionics components industry. Today, we believe we are the world's largest supplier of power and signal contacts to the aircraft market, with almost twice the number of FAA approved parts as our nearest competitor. In addition, our dichroic liquid crystal display devices, commonly referred to as LCD's, are found on every commercial aircraft produced today, making us the largest supplier of dichroic LCD devices to commercial aircraft OEM's. Our Specialty Avionics Group has leveraged its reputation as a high quality manufacturer of avionics products and contacts to build a broader customer base and to deepen its relationships with existing customers.

     The strategic objectives of our Specialty Avionics Group are well aligned with our overall corporate strategy of capturing and maintaining number 1 or 2 market share in high growth segments of the aircraft industry. In pursuing our objectives for the group, we have been guided by three strategic principles:

     o BROADEN AND DEEPEN RELATIONSHIPS WITH KEY CUSTOMERS BY ASSEMBLING INTEGRATED CUSTOMER SOLUTIONS. We believe our Specialty Avionics Group has aggressively pursued opportunities to assemble more integrated product capabilities in the specialty avionics segment than any competitor in the aircraft industry, thereby increasing revenue content per plane and growing profitability.

     o IDENTIFY AND EVALUATE OPPORTUNITIES IN HIGH-GROWTH PRODUCT CATEGORIES. We continue to explore and evaluate growth opportunities in product categories within the specialty avionics segment of our business.

     o MAINTAIN TECHNOLOGICALLY SUPERIOR PRODUCT OFFERINGS. The specialty avionics industry is a highly specialized and highly technical business. It is imperative that we remain abreast of technological innovations and incorporate them into our products and services.

PRODUCTS AND SERVICES

     Our Specialty Avionics Group designs, engineers and manufactures electronic components, electronic display devices and interconnect components and assemblies. Approximately 20% of our Specialty Avionics Group's pro forma revenues are from Boeing. The products we offer include:

     o COCKPIT AND CABIN AUDIO, COMMUNICATION, LIGHTING AND POWER AND CONTROL DEVICES. Our Specialty Avionics Group is a leading manufacturer of cockpit audio, lighting and power and control devices, including selective calling system decoders, used in commercial, regional and corporate aircraft. We also manufacture a variety of other commercial aircraft safety system components, including warning tone generators, temperature and de-icing monitoring systems, steep approach monitors and low voltage power supplies for traffic collision avoidance systems.

     o ELECTRICAL CONTACTS. Contacts conduct electronic signals or electricity and are installed at the terminus of a wire or an electronic or electrical device. We supply precision-machined contacts for use in connectors found in virtually every electronic and electrical system on a commercial aircraft. We sell contacts directly to aircraft and related electronics manufacturers and through our private labeling programs to several major connector manufacturers who sell connectors to the same markets under their brand name.

     o CONNECTORS AND HARNESS ASSEMBLIES. Electronic and electrical connectors link wires and devices in avionics systems, and permit their assembly, installation, repair and removal. Our connectors are specially manufactured to meet the critical performance requirements demanded by manufacturers and required in the harsh environment of an operating aircraft. We produce connectors that are used in aircraft galleys, flight decks and control panels in the passenger cabin, in addition to producing wire harness assemblies for use in cabin avionics systems, including wire, connectors, contacts and hardware. We typically sell our harness assemblies to manufacturers of aircraft electronic systems but also sell these assemblies as part of our systems integration services through our Systems Integration Group.

     o LIQUID CRYSTAL DISPLAY DEVICES. We manufacture a wide variety of displays in both dichroic and twisted nematic formats, as well as LCD modules used in commercial and military aircraft. LCD modules are liquid crystal displays packaged with a backlight source, and additional mechanical and electronic components that are plug-and-play ready for the customers' instrument display application. Dichroic displays perform best in situations with high ambient lighting and low backlighting. Twisted nematic displays are suited for situations where a strong backlight is required. Our LCD products are used in a variety of flight deck applications such as auto pilot flight control systems, fuel quantity indicators, exhaust gas temperature indicators, airborne communications, navigation and safety systems and transportation signage. Dichroic and twisted nematic liquid crystal display products are widely used in the aircraft industry because they are easily adapted to custom design and possess a variety of high performance characteristics, including wide viewing angles, high readability in sunlight, and the ability to withstand wide temperature fluctuations. We also manufacture a variety of electronic clock instruments for commercial and military aircraft, including fixed wing and rotary wing, all of which use our LCD devices.

     o WIRE MARKING AND CRIMPING EQUIPMENT. We design and manufacture high-speed wire marking systems and portable crimping machines used by harness manufacturers, wire mills, aircraft manufacturers and the U.S. military.

COMPETITION

     The markets served by our Specialty Avionics Group are fragmented, with several competitors offering similar products and services. Due to the global nature of the aircraft industry, competition comes from both U.S. and foreign companies. Our Specialty Avionics Group generally faces competition from large, diversified companies that produce a broad range of products. Our principal competitors are summarized in the table below.

     COCKPIT AND CABIN AUDIO, COMMUNICATION, LIGHTING AND POWER AND CONTROL DEVICES
     o    Baker Electronics
     o    Diehl GmbH (Germany)
     o    Gables Engineering
     o    Palomar
     o    Team (France)


     ELECTRICAL CONTACTS
     o    Deutsch
     o    Lemco
     o    Several small contact blank suppliers

     CONNECTOR AND HARNESS ASSEMBLIES
     o    AMP (connectors)
     o    Carlyle (harness assemblies)
     o    Electronic Cable Specialists (harness assemblies)
     o    ITT Cannon (connectors)
     o    Radiall S.A. (France) (connectors)

     LIQUID CRYSTAL DISPLAY DEVICES
     o    Cristalloid

SYSTEMS INTEGRATION GROUP

     DeCrane's Systems Integration Group contributed approximately 17% of our pro forma revenues for the year ended December 31, 2000.

BUSINESS DESCRIPTION

     Our Systems Integration Group provides aircraft retrofit and refurbishment solutions, from design to FAA certification, including engineering, manufacturing and installation. Our primary focus is on retrofitting new systems onto existing aircraft. Our largest business is the design, production and installation of auxiliary fuel tanks, which extend the range of the aircraft. Our Systems Integration Group has an exclusive long-term contract with Boeing Business Jet to design, manufacture and install auxiliary fuel tanks. We also focus on FAA safety mandate "kits" and we believe we are the major supplier of integration kits for smoke detection and fire suppression in the cargo hold. We also perform structural modifications and FAA re-certification before placing aircraft back into service.

     There are a limited number of companies that have the necessary authorization to offer aircraft re-certification on behalf of the FAA. Our Systems Integration Group is authorized to provide the full spectrum of services, from design to FAA re-certification, needed for timely retrofitting of an aircraft, thus providing a significant competitive advantage.

     Our Systems Integration Group has adopted a two-pronged strategic approach to managing its operations:

     o DEVELOP THE MOST COMPREHENSIVE INTEGRATED RETROFIT OFFERING. For the last ten years, our Systems Integration Group has focused on developing the capabilities necessary to provide a fully integrated offering with respect to aircraft refurbishing and aircraft retrofitting with FAA mandated changes and technological innovations. Through several related acquisitions and aggressive internal product development, our Systems Integration Group has become one of the few non-OEM related operations with the authority to provide alteration services and to offer FAA re-certification of aircraft that undergo overhaul. This re-certification ability represents a significant competitive advantage, as we can offer all the products and services required to re-commission an aircraft in a timely and cost efficient manner. We believe we have developed the most comprehensive offering in retrofitting aircraft with auxiliary fuel tanks in the industry.

     o TARGET DEVELOPMENT OF SPECIALTY PRODUCTS AND SERVICES RELATING TO FAA MANDATES. Consistent with its first strategic imperative, our Systems Integration Group is also growing its capabilities in providing solution "kits" in response to FAA mandated aircraft upgrades. For example, if the FAA mandates new fire safety measures for all aircraft, we will develop a stand-alone kit that can be quickly incorporated into an aircraft to ensure compliance with minimal downtime. Our Systems Integration Group has demonstrated the ability to identify and quickly respond to probable new FAA mandates.

PRODUCTS AND SERVICES

     Our Systems Integration Group provides auxiliary fuel tanks, auxiliary power units and system integration services, including engineering, kit manufacturing, installation and certification. Customers include Boeing Business Jet, Bombardier, Cessna, Gulfstream, Raytheon and Rockwell Collins. Approximately 40% of our Systems Integration Group's pro forma revenues are from Boeing. The products we offer include:

     o AUXILIARY FUEL SYSTEMS AND POWER UNITS. We manufacture and install auxiliary fuel tanks for commercial and corporate aircraft. Our unique design and tank construction have made us a leader in the auxiliary fuel tank market. We also manufacture auxiliary power units, which provide ground power to corporate jets made by Cessna, Gulfstream, Learjet and Raytheon.

     o CABIN AND FLIGHT DECK SYSTEMS INTEGRATION. We have designed and patented a wide range of avionics support structures we sell under the Box-Mount(TM) name. These structures are used to support and environmentally cool avionics equipment, including navigation, communication and flight control equipment. These support structures are sold to aircraft and related electronics manufacturers, airlines and major modification centers. In addition, these products are essential components of the installation kits used in our systems integration operations.

COMPETITION

     The markets served by our System Integration Group are fragmented with several competitors offering similar products and services. Due to the global nature of the aircraft industry, competition comes from both U.S. and foreign companies. Our Cabin Management Group generally faces competition from a group of smaller companies and enterprises, except for the corporate aircraft manufacturers and independent completion centers. Our principal competitors are summarized in the table below.

     AUXILIARY FUEL SYSTEMS AND POWER UNITS
     o    Marshall
     o    Pfalz Flugewerke (Germany)

     AUXILIARY POWER UNITS (INTEGRATION ONLY)
     o    Honeywell
     o    Sundstrand

     CABIN AND FLIGHT DECK SYSTEMS INTEGRATION
     o    ARINC
     o    Aviation Sales
     o    Boeing Aircraft Services
     o    Flight Structures
     o    In-house engineering departments of commercial airlines
     o    Numerous independent airframe maintenance and modification companies

                                OTHER INFORMATION

ACQUISITIONS

COMPANIES ACQUIRED BY DECRANE AIRCRAFT

     During the five years ended December 31, 2000, DeCrane Aircraft has acquired the stock or assets of ten significant businesses, as such term is defined by Securities and Exchange Commission rules. These acquisitions are summarized below.

  YEAR
ACQUIRED             GROUP / COMPANY ACQUIRED                PRINCIPAL PRODUCTS AND SERVICES AT ACQUISITION DATE
----------   ------------------------------------------   ----------------------------------------------------------
CABIN MANAGEMENT GROUP
  1997       Audio International (1) .................    Cabin management and entertainment products
  1999       Precision Pattern (1)....................    Aircraft furniture components
  1999       Custom Woodwork and Plastics (2) ........    Aircraft furniture components
  1999       PCI NewCo (2) ...........................    Composite material components
  1999       Infinity Partners (2) ...................    Aircraft furniture components
  2000       Carl F. Booth & Co. (2) .................    Wood veneer panels for aircraft interior cabinetry
  2000       ERDA (1) ................................    Aircraft seats

SPECIALTY AVIONICS GROUP

  1996       Aerospace Display Systems (2)............    Dichroic liquid crystal displays
  1998       Avtech (1) ..............................    Cockpit audio, lighting, power and control

SYSTEMS INTEGRATION GROUP

  1999       PATS (1) ................................    Auxiliary fuel and power systems

---------------------------------
(1)  Acquired stock.

(2)  Acquired assets, subject to liabilities assumed.

     Audio International, based in Arkansas, was acquired during 1997 for $24.7 million plus $6.0 million of contingent consideration that was paid during the two years following its acquisition. The contingent consideration was payable upon attainment of defined performance criteria. Aerospace Display Systems, based in Pennsylvania, was acquired during 1996 for $13.4 million. Our 1998 through 2000 acquisitions are described in Note 3 accompanying our financial statements included in this report.

     All of the acquisitions were accounted for as purchases. We intend to use the acquired assets to manufacture products similar to those previously manufactured by the companies prior to their acquisition. Our financial statements reflect the acquired companies subsequent to their respective acquisition dates.

DECRANE HOLDINGS' ACQUISITION OF DECRANE AIRCRAFT

     DeCrane Holdings Co. and DLJ Merchant Banking Partners II, L.P. and affiliated entities acquired DeCrane Aircraft in August 1998. This acquisition, referred to in this report as the DLJ acquisition, is described in Note 2 accompanying our financial statements included in this report.

     In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. As a result, DLJ Merchant Banking Partners II, L.P. and other entities affiliated with Donaldson Lufkin & Jenrette, Inc. became indirect affiliates of Credit Suisse First Boston, Inc and Credit Suisse Group. The combined operations of the DLJ entities and Credit Suisse First Boston are commonly referred to collectively as Credit Suisse First Boston. See "Item 12. Certain Relationships and Related Transactions--Transactions with Management and Others" for additional information.

CUSTOMERS

     We estimate that in 2000, we sold our products and services to approximately 1,500 customers on a pro forma basis. Our primary customers include manufacturers of aircraft and related avionics equipment, airlines, aircraft component manufacturers and distributors, and aircraft repair and modification companies. The following customers accounted for 10% or more of our consolidated pro forma revenues for the year ended December 31, 2000:

                                                                    CABIN      SPECIALTY     SYSTEMS
                                                                 MANAGEMENT    AVIONICS    INTEGRATION CONSOLIDATED
                     SIGNIFICANT CUSTOMERS                          GROUP        GROUP        GROUP      TOTAL (1)
--------------------------------------------------------------  -----------  -----------  -----------   -----------
Percent of consolidated pro forma revenues
   Bombardier ................................................      15.4  %       1.2  %       1.1  %      17.7   %
   Boeing (2) ................................................       0.4          6.8          7.3         14.5
   Textron (3) ...............................................      13.6          0.7          0.1         14.4
                                                                -----------  -----------  -----------   -----------
     Consolidated pro forma revenues .........................      29.4  %       8.7  %       8.5  %      46.6   %
                                                                ===========  ===========  ===========   ===========

Percent of group pro forma revenues
   Bombardier ................................................      29.5  %       4.0  %       6.2  %
   Boeing (2) ................................................       0.7         21.9         43.4
   Textron (3) ...............................................      26.1          2.2          0.8
                                                                -----------  -----------  -----------
     Consolidated pro forma revenues .........................      56.3  %      28.1  %      50.4  %
                                                                ===========  ===========  ===========

------------------------

(1) Historical data is not deemed to be meaningful because it is not reflective of the companies we have recently acquired. Historical data is presented in
     Note 18 accompanying our financial statements included in this report.

(2) Reflects only our direct revenues from Boeing. Excludes revenues from components our Specialty Avionics Group provides indirectly to Boeing through its sales to other Boeing suppliers. Our Systems Integration Group's revenues from Boeing result from auxiliary fuel tank systems for the Boeing Business Jet.

(3)  Includes Cessna.

     Complete loss of any of the customers identified above could have a significant adverse impact on the results of operations expected in future periods.

     Significant portions of our revenues from our major customers are pursuant to contracts that may include a variety of terms favorable to the customer. Such terms may include our agreement to one or more of the following:

     o the customer is not required to make purchases, and may terminate such contracts at any time;

     o we make substantial expenditures to develop products for customers that we may not recoup if we do not receive sufficient orders;

     o on a prospective basis, we must extend to the customers any reductions in prices or lead times that we provide to other customers;

     o we must match other suppliers' price reductions or delete the affected products from the contract; and

     o we must grant irrevocable non-exclusive worldwide licenses to use our designs, tooling and other intellectual property rights to products sold to a customer if we default, or suffer a bankruptcy filing, or transfer our manufacturing rights to a third party.

BACKLOG

     As of December 31, 2000, we had an aggregate sales order backlog of $178.3 million compared to $163.5 million as of December 31, 1999 (on a pro forma basis for our 2000 acquisitions), as follows:

                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                              1999         2000
                                                                                          -----------   -----------
                                                                                                (IN THOUSANDS)
Cabin Management Group..................................................................  $    49,542   $    53,383
Specialty Avionics Group................................................................       50,231        59,467
Systems Integration Group...............................................................       63,705        65,447
                                                                                          -----------   -----------
   Consolidated totals .................................................................  $   163,478   $   178,297
                                                                                          ===========   ===========

     Orders are usually filled within twelve months; however, backlog totaling $19.7 million as of December 31, 2000 is scheduled for delivery in 2002 and beyond. Orders may be subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them. Period-to-period comparisons of backlog figures may not be meaningful. For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

EMPLOYEES

     As of December 31, 2000, we had 2,865 employees: 1,578 in our Cabin Management Group; 932 in our Specialty Avionics Group; 341 in our Systems Integration Group; and 14 in our corporate office. None of our employees is subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor. We believe that we generally have a good relationship with our employees.

RESEARCH AND DEVELOPMENT

     We continually evaluate opportunities to improve our product offerings and develop new products that incorporate new technologies to meet the demands of our customers and the FAA. Total expenditures were $4.6 million during the twelve months ended December 31, 2000 and $4.3 million during the same period in 1999.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

     Financial information about our revenues and assets by geographic area are included in Note 18 accompanying our financial statements included in this report.

SEASONALITY

     Our businesses are not seasonal in nature.

SALES AND MARKETING

     Our Cabin Management Group has designated relationship managers who are responsible for maintaining and cultivating relationships with customers. In addition, a dedicated sales force is utilized for some of our products.

     Our Specialty Avionics Group has a dedicated sales force, which cooperates with distributors and independent sales representatives to execute its sales and marketing strategy. We have distributors that purchase, stock and resell several of our product lines.

     Our Systems Integration Group has a dedicated sales force that handles most of its sales activities.

     We are continuously seeking opportunities to combine our sales efforts across the operating groups in order to ensure that all sales opportunities are explored and that we maximize our revenue content per plane. We may also assign marketing and sales responsibilities for key customers to one of our senior corporate executives.

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

ELECTRICAL ENERGY

     Some of our facilities within our Specialty Avionics and Systems Integration Groups, as well as our corporate headquarters, are located in California. These California-based facilities provided approximately 20% of our consolidated pro forma revenues during 2000. California has recently experienced ongoing electrical power shortages, which have resulted in "rolling blackouts" and curtailment of power for some of our facilities with "interruptible" supply agreements with their providers. To date, power shortages have not caused any significant disruptions to our operations, however, prolonged or frequent blackouts could cause disruptions to our operations and the operations of our suppliers and customers. We are uninsured for losses and interruptions caused by power outages.

INTELLECTUAL PROPERTY AND PROPRIETARY INFORMATION

     We have various trade secrets, proprietary information, trademarks, tradenames, patents, copyrights and other intellectual property rights we believe are important to our business in the aggregate, but not individually.

GOVERNMENT REGULATION

FEDERAL AVIATION ADMINISTRATION

     The aviation industry is highly regulated in the United States by the Federal Aviation Administration and in other countries by similar agencies to ensure that aviation products and services meet stringent safety and performance standards. In addition, many of our customers impose their own compliance and quality requirements on us. The FAA prescribes standards and licensing requirements for aircraft components, issues designated alteration station authorizations, and licenses private repair stations. We hold various FAA approvals and licenses, which may only be used by our subsidiary obtaining such approval. If material FAA or customer authorizations or approvals were revoked or suspended, our operations could be adversely affected.

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

     Each type of aircraft operated by airlines in the United States must possess an FAA type certificate, generally held by the aircraft manufacturer, indicating that the type design meets applicable airworthiness standards. When someone else develops a major modification to an aircraft already type-certificated, that person must obtain an FAA-issued Supplemental Type Certificate for the modification. Historically, we have obtained several hundred of these Supplemental Type Certificates, most of which we obtained on behalf of our customers as part of our systems integration services. Some of these certificates we obtain are or will eventually be transferred to our customers. As of December 31, 2000, we own and/or manage approximately 250 Supplemental Type Certificates. Many are multi-aircraft certificates, which apply to all of the aircraft of a single type. We foresee the need to obtain additional Supplemental Type Certificates so that we can expand the services we provide and the customers we serve.

     Supplemental Type Certificates can be issued for proposed aircraft modifications directly by the FAA, or on behalf of the FAA by a Designated Alteration Station. The FAA designates what types of Supplemental Type Certificates can be issued by each Designated Alteration Station. A subsidiary within our Systems Integration Group is an FAA-authorized Designated Alteration Station and can directly issue many of the Supplemental Type Certificates our customers and we require for our systems integration operations.

     After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package. We have ten Parts Manufacturer Approvals and over 200 supplements to those approvals. In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility's production quality control system. Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate. We routinely apply for and receive such Parts Manufacturer Approval supplements. In order to perform the actual installations of a modification, we are also required to have FAA approval. This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates. In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station. As of December 31, 2000, we had ten authorized repair stations.

OCCUPATIONAL SAFETY AND HEALTH ADMINISTRATION

     Our manufacturing operations in the United States are subject to a variety of worker and community safety laws. The Occupational Safety and Health Act of 1970 mandate general requirements for safe workplaces for all employees. In addition, OSHA provides special procedures and measures for the handling of hazardous and toxic substances. Specific safety standards have been promulgated for workplaces engaged in the treatment, disposal or storage of hazardous waste. We believe that our operations are in material compliance with OSHA's health and safety requirements.

ENVIRONMENTAL MATTERS

     Our facilities and operations are subject to various federal, state, local, and foreign environmental laws and regulations, including those relating to discharges to air, water, and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. In addition, some environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA") and similar state laws, impose strict liability upon persons responsible for releases or potential releases of hazardous substances. That liability generally is retroactive, and may create "joint and several" liability among multiple parties who have some relationship to a site or a source of waste. We have sent waste to treatment, storage, or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws. We have received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency regarding our use of several of those sites. In addition, some of our operations are located on properties that are contaminated to varying degrees.

     We have not incurred, nor do we expect to incur, liabilities in any significant amount as a result of the foregoing matters, because in these cases other entities have been held primarily responsible, the levels of contamination are sufficiently low so as not to require remediation, or we are indemnified against such costs. In most cases, we do not believe that we have any material liability for past waste disposal. However, in a few cases, we do not have sufficient information to assess our potential liability, if any. It is possible, given the potentially retroactive nature of environmental liability that we will receive additional notices of potential liability relating to current or former activities.

     Some of our manufacturing processes create wastewater that requires chemical treatment, and one of our facilities was cited for excessive quantity and strength of its wastewater. The costs associated with remedying that failure have not been material.

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

ITEM 2. PROPERTIES

     We operate in a number of manufacturing, engineering and office facilities in the United States and abroad. At December 31, 2000, we utilized approximately
1.2 million square feet of floor space, approximately 96% of which is located in the United States. We believe that our facilities are in good condition and are adequate to support our operations for the foreseeable future. A summary of our facilities at December 31, 2000, by operating group, follows:

                                                                                LEASED        OWNED        TOTAL
                                                                             -----------  -----------   -----------
                                                                                  (IN THOUSANDS OF SQUARE FEET)
Cabin Management Group ....................................................          558          231           789
Specialty Avionics Group ..................................................          115          106           221
Systems Integration Group .................................................          201           --           201
Corporate .................................................................            8           --             8
                                                                             -----------  -----------   -----------
   Total in use ...........................................................          882          337         1,219
   Not in use, subleased to others ........................................           58           33            91
                                                                             -----------  -----------   -----------
     Total ................................................................          940          370         1,310
                                                                             ===========  ===========   ===========


ITEM 3. LEGAL PROCEEDINGS

       As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board ("TSB") notified us that they recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of our subsidiaries. We are fully cooperating with the ongoing TSB investigation. Although the TSB has not issued a final report, it has advised us that it has no evidence to date that the system we installed malfunctioned or failed during the flight. Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against us, and many other parties unaffiliated with us, including Swissair and Boeing. The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. All of the actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pretrial proceedings. We intend to defend the claims vigorously.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     There is no established public trading market for our shares. In August 1998, we purchased and canceled all of DeCrane Aircraft's issued and outstanding shares in connection with the DLJ acquisition described in Note 2 accompanying our financial statements included in this report.

HOLDERS

     As of March 26, 2001, there are 37 holders of record of our common stock.

DIVIDENDS

     We have not paid dividends to date on our common stock and do not anticipate paying any cash dividends in the foreseeable future. The terms of our senior credit facility and senior subordinated note indenture restrict our ability to pay dividends if we do not meet certain financial criteria.

RECENT SALE OF UNREGISTERED SECURITIES

     Our recent sales of unregistered securities are described in Note 12 accompanying our financial statements included in this report.

ITEM 6. SELECTED FINANCIAL DATA

                                                         YEAR ENDED DECEMBER 31, (IN THOUSANDS) (1)
                                            --------------------------------------------------------------------
                                                                            1998
                                                                 ---------------------------
                                                                 EIGHT MONTHS    FOUR MONTHS
                                                                    ENDED          ENDED
                                                                  AUGUST 31,    DECEMBER 31,
                                               1996       1997       1998           1998       1999       2000
                                            ---------  ---------  ---------       --------   --------   --------
                                                    (PREDECESSOR) (2)

STATEMENT OF OPERATIONS DATA:
Revenues..................................  $  65,099  $ 108,903  $  90,077       $ 60,356   $244,048   $347,379
Cost of sales (3) ........................     49,392     80,247     60,101         42,739    165,871    232,048
                                            ---------  ---------  ---------       --------   --------   --------

Gross profit .............................     15,707     28,656     29,976         17,617     78,177    115,331
Selling, general and administrative
   expenses (4) ..........................     10,747     15,756     19,351         10,274     40,157     45,394
Amortization of intangible assets ........        709        905      1,347          3,148     13,073     17,948
                                            ---------  ---------  ---------       --------   --------   --------

Operating income .........................      4,251     11,995      9,278          4,195     24,947     51,989

Interest expense .........................      4,248      3,154      2,350          6,867     27,903     41,623
Minority interest in preferred stock
   of subsidiary (5) .....................         --         --         --             --         --      2,274
Terminated debt offering expenses ........         --         --        600             --         --         --
Other expenses, net ......................        108        243        247            335        447        482
                                            ---------  ---------  ---------       --------   --------   --------

Income (loss) before provision for income
   taxes and extraordinary item ..........       (105)     8,598      6,081         (3,007)    (3,403)     7,610
Provision for income taxes (benefit) (6) .        712      3,344      2,892         (2,668)       952      6,282
                                            ---------  ---------  ---------       --------   --------   --------

Income (loss) before extraordinary item ..       (817)     5,254      3,189           (339)    (4,355)     1,328
Extraordinary loss from debt refinancing (7)       --     (2,078)        --         (2,229)        --         --
                                            ---------  ---------   --------       --------   --------   ---------

Net income (loss) ........................  $    (817) $   3,176  $   3,189       $ (2,568)  $ (4,355)  $  1,328
                                            =========  =========  =========       ========   ========   ========

Net income (loss) applicable to common
   stockholders ..........................  $  (6,357) $     531  $   3,189       $ (4,210)  $ (9,649)  $ (4,746)
                                            =========  =========  =========       ========   ========   ========

OTHER FINANCIAL DATA:
Cash flows from operating activities .....  $   2,958  $   4,641  $   3,014       $  1,008   $ 15,200   $ 16,783
Cash flows from investing activities .....    (24,016)   (27,809)   (87,378)      (186,939)  (152,774)  (112,164)
Cash flows from financing activities .....     21,051     22,957     89,871        189,268    142,052     95,656
EBITDA (8) ...............................      7,602     16,915     13,743         13,476     56,526     80,992
Depreciation and amortization (9) ........  $   3,351  $   4,920  $   4,358       $  4,604   $ 19,186   $ 27,187
Capital expenditures:
   Paid in cash (10) .....................      5,821      3,842      1,745          1,813      7,262     22,689
   Financed with capital lease obligations        414        182        116             48      1,711        109

OTHER OPERATING DATA:
Bookings (11) ............................  $  81,914  $ 112,082  $  94,439       $ 54,021   $252,100   $359,975
Backlog at end of period (12) ............     44,433     49,005     84,184         75,388    156,100    178,297

                                                                  AS OF DECEMBER 31, (IN THOUSANDS) (1)
                                                       ---------------------------------------------------------
                                                          1996       1997           1998       1999       2000
                                                       ---------  ---------       --------   --------   --------
                                                        (PREDECESSOR) (2)

BALANCE SHEET DATA:
Cash and cash equivalents ...........................  $     320  $     206       $  3,518   $  7,918   $  8,199
Working capital .....................................     10,486     24,772         46,277     29,249     57,514
Total assets ........................................     69,266     99,137        330,575    531,498    666,049
Total debt (13) .....................................     42,250     38,838        186,765    315,651    383,279
Mandatorily redeemable securities (14) ..............      6,879         --         35,884     41,178     70,431
Stockholders' equity ................................      1,236     39,527         61,879     65,063     72,503

         See accompanying Notes to Selected Consolidated Financial Data.

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA:

(1) Reflects the results of operations and financial position of companies we acquired for all periods subsequent to their respective acquisition dates as follows:
     o the remaining 25% minority interest in Cory Components, acquired on February 20, 1996;

     o    Aerospace Display, acquired on September 18, 1996;

     o    Elsinore Engineering, acquired on December 5, 1996;

     o    Audio International, acquired on November 14, 1997;

     o    Avtech, acquired on June 26, 1998;

     o    Dettmers, acquired on June 30, 1998;

     o    PATS, acquired on January 22, 1999;

     o    Precision Pattern, acquired on April 23, 1999;

     o    Custom Woodwork, acquired on August 5, 1999;

     o    PCI NewCo, acquired on October 6, 1999;

     o    International Custom Interiors, acquired on October 8, 1999;

     o    Infinity, acquired on December 17, 1999;

     o    Carl F. Booth & Co., acquired on May 11, 2000;

     o    ERDA, acquired on June 30, 2000; and

     o    Coltech, acquired on August 31, 2000.


(2) Reflects DeCrane Aircraft's results of operations and financial position prior to (predecessor) the DLJ acquisition.

(3)  Includes noncash charges to reflect:

     o cost of sales based on the fair value of inventory acquired of $4.4 million for the four months ended December 31, 1998 in connection with the DLJ acquisition and $1.6 million for the twelve months ended December 31, 1999 in connection with the Precision Pattern and Custom Woodworks acquisitions, collectively referred to as noncash acquisition charges; and

     o an inventory write-down of $6.0 million for the twelve months ended December 31, 1999 related to our Systems Integration Group restructuring.

(4) Reflects $3.6 million of non-capitalized transaction costs associated with the DLJ acquisition in August 1998 and a $3.9 million charge related to our 1999 Systems Integration Group restructuring, $1.3 million of which was a noncash asset impairment write-down.

(5) Reflects accrued dividends and redemption value accretion on DeCrane Aircraft's 16% mandatorily redeemable preferred stock.

(6) For the four months ended December 31, 1998, includes a $2.6 million benefit from the reduction of the deferred tax valuation allowance. The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization and minority interest in preferred stock of subsidiary. The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to income before income taxes.

(7)  Reflects:

     o the write-offs, net of an income tax benefit, of deferred financing costs, unamortized original issue discounts, a prepayment penalty and other related expenses incurred as a result of the repayment of debt by DeCrane Aircraft with the net proceeds from its initial public offering in April 1997; and

     o the write-offs, net of an income tax benefit, of deferred financing costs as a result of the repayment of our then existing indebtedness in connection with the DLJ acquisition and the refinancing of the bridge notes during the four months ended December 31, 1998.

(8) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, restructuring and asset impairment charges, acquisition related charges, including the noncash charges described in Note 3 above, and other noncash and nonoperating charges. EBITDA, as defined, is the primary measurement we use to evaluate our operating groups' performance and is consistent with the manner in which our lenders and ultimate investors measure our overall performance.

     EBITDA is not a measure of performance or financial condition under generally accepted accounting principles. EBITDA is not intended to represent cash flow from operations and should not be considered as an alternative to income from operations or net income computed in accordance with generally accepted accounting principles, as an indicator of our operating performance, as an alternative to cash flow from operating activities or as a measure of liquidity. The funds depicted by EBITDA are not available for our discretionary use due to funding requirements for working capital, capital expenditures, debt service, income taxes and other commitments and contingencies. We believe that EBITDA is a standard measure of liquidity commonly reported and widely used by analysts, investors and other interested parties in the financial markets. However, not all companies calculate EBITDA using the same method, and the EBITDA numbers we report may not be comparable to EBITDA reported by other companies.

(9) Reflects depreciation and amortization of plant and equipment and goodwill and other intangible assets. Excludes amortization of deferred financing costs and debt discounts that are classified as a component of interest expense.

(10) Includes $5.4 million for the year ended December 31, 2000 related to our acquisition of a manufacturing facility.

(11) Bookings represent the total invoice value of purchase orders received during the period.

(12) Orders may be subject to cancellation by the customer prior to shipment. The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of orders and the speed with which those orders are filled.

(13) Total debt is defined as long-term debt, including current portion, and short-term borrowings.

(14) Reflects mandatorily redeemable:

     o common stock warrants as of December 31, 1996; the warrants were either exercised or cancelled in connection with DeCrane Aircraft's 1997 recapitalization and initial public offering of common stock; and

     o DeCrane Holdings 14% preferred stock as of December 31, 1998, 1999 and 2000 and, as of December 31, 2000, includes DeCrane Aircraft 16% preferred stock, which is reflected as minority interest in preferred stock of subsidiary in our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

                                    OVERVIEW

     Our financial position and results of operations have been affected by our history of acquisitions. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial condition and results of operations described herein, consist of:

     CABIN MANAGEMENT GROUP

     o    Dettmers, acquired on June 30, 1998;

     o    Precision Pattern, acquired on April 23, 1999;

     o    Custom Woodwork, acquired on August 5, 1999;

     o    PCI NewCo, acquired on October 6, 1999;

     o    International Custom Interiors, acquired on October 8, 1999;

     o    The Infinity Partners, acquired on December 17, 1999;

     o    Carl F. Booth & Co., acquired on May 11, 2000;

     o    ERDA, acquired on June 30, 2000;

     SPECIALTY AVIONICS GROUP

     o    Avtech, acquired on June 26, 1998;

     o    Coltech, acquired on August 31, 2000;

     SYSTEMS INTEGRATION GROUP

     o    PATS, acquired on January 22, 1999.

     Our historical financial statements reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates. Additionally, our capital structure was significantly altered in August 1998 by the financing obtained to fund the tender offer for our stock in conjunction with our acquisition by DLJ.

                          INDUSTRY OVERVIEW AND TRENDS

     We compete in the products and services market of the aircraft industry, a market we estimate to be $25 billion annually. The market for our products and services is largely driven by demand in the three civil aircraft markets: commercial, regional and corporate aircraft. We have minimal exposure to the military aircraft market and are therefore relatively immune to defense spending and other factors affecting that market.

     Orders for commercial jets have been expanding year over year since 1996 as global economies and airline profitability have improved. The market continues to demonstrate positive fundamentals and the outlook for 2001 and 2002 reflects increased stability.

     We believe the regional aircraft market will remain robust for the near-term. Conversions from turboprop- to jet-powered aircraft fleets have driven the increased public acceptance of and the growth in regional aircraft travel. Longer term, we believe the regional aircraft market outlook is positive as major carriers continue to commit relatively high levels of capital expenditure to build regional presence and as labor union scope clause negotiations are resolved.

     The corporate aircraft market has grown in size to approximately $10 billion annually and is more profitable than other civil aircraft segments. Factors affecting growth of this market are corporate profitability and the consequent high levels of capital expenditures, introduction of fractional ownership programs, deteriorating commercial airline service and air traffic control delays. We believe expansion will remain particularly strong in the high-end sub-segment of the corporate aircraft market, which will be driven in part by fractional ownership programs. For then near-term, we believe the corporate aircraft market will remain strong, based on current levels of OEM backlogs.

                              RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     REVENUES. Revenues increased $103.3 million, or 42.3%, to $347.4 million for the year ended December 31, 2000 from $244.0 million for the year ended December 31, 1999. The increase primarily results from the inclusion of revenues in 2000 from companies we acquired during 1999 and 2000. By segment, revenues changed as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1999
                                                                                          -----------------------------
                                                                                             AMOUNT          PERCENT
                                                                                          -----------    --------------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $     100.6         135.6%
       Specialty Avionics ..............................................................         (1.6)         (1.4)
       Systems Integration .............................................................          4.4           7.6
       Inter-group elimination .........................................................         (0.1)
                                                                                          -----------
         Total .........................................................................  $     103.3
                                                                                          ===========

     CABIN MANAGEMENT. Revenues increased by $100.6 million, or 135.6% over the prior year, due to:

     o the inclusion of $94.1 million of revenues resulting from our acquisitions of Precision Pattern, Custom Woodwork, PCI NewCo, International Custom Interiors and Infinity in 1999 and Carl F. Booth and ERDA in 2000; and

     o a $6.5 million increase in entertainment and cabin management product revenues reflecting primarily a higher volume of corporate jet production by the aircraft manufacturers.

     SPECIALTY AVIONICS. Revenues decreased by $1.6 million, or 1.4% from the prior year, due to somewhat lower demand for our commercial aircraft products during the first two quarters of the year.

     SYSTEMS INTEGRATION. Revenues increased by $4.4 million, or 7.6% over the prior year, due to:

     o a $3.3 million revenue increase resulting from the inclusion of PATS for an entire twelve months during 2000; and

     o $1.1 million related to timing differences between when orders are received versus shipped.

     GROSS PROFIT. Gross profit increased $37.2 million, or 47.5%, to $115.3 million for the year ended December 31, 2000. The increase primarily results from the inclusion of gross profit in 2000 from companies we acquired in 1999 and 2000. Gross profit as a percent of revenues increased to 33.2% for the year ended December 31, 2000 from 32.0% for the same period last year primarily as a result of improved Systems Integration profit margins. By segment, gross profit changed as follows:

                                                                                              INCREASE (DECREASE)
                                                                                          -----------------------------
                                                                                             AMOUNT           PERCENT
                                                                                          -------------    ------------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $      28.4           93.6%
       Specialty Avionics ..............................................................         (2.7)          (8.0)
       Systems Integration .............................................................         11.5          105.8
                                                                                          ------------
         Total .........................................................................  $      37.2
                                                                                          ===========

     CABIN MANAGEMENT. Gross profit increased by $28.4 million, or 93.6% over the prior year, due to:

     o a $31.4 million increase in gross profit resulting from our 1999 and 2000 acquisitions; offset by

     o a $1.7 million decrease related to lower margins resulting from higher engineering costs associated with developing new entertainment system products;

     o a $0.8 million decrease from production startup inefficiencies at a new manufacturing facility; and

     o    a $0.5 million decrease related to product mix.

     SPECIALTY AVIONICS. Gross profit decreased by $2.7 million, or 8.0% from the prior year, due to somewhat lower demand for our commercial aircraft products as a result of lower commercial jet production by Boeing and price reductions to several large customers.

     SYSTEMS INTEGRATION. Gross profit increased by $11.5 million, or 105.8% over the prior year, due to:

     o a $5.9 million increase due to recording a one time restructuring charge to cost of sales in 1999,

     o a $2.8 million increase in gross profit resulting from favorable auxiliary fuel tank manufacturing and installation efficiencies achieved;

     o a $2.1 million increase resulting, in part, from improved operating results subsequent to our 1999 restructuring, which included our exit from the manufacturing business at two of our subsidiaries; and

     o a $0.7 million reduction in engineering costs attributable to project development incurred in 1999 but not in 2000.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $5.2 million, or 12.9%, to $45.4 million for the year ended December 31, 2000, from $40.2 million for the same period last year. The increase primarily results from the inclusion of $7.7 million of SG&A expenses in 2000 from companies we acquired in 1999 and 2000. SG&A expenses as a percent of revenues decreased to 13.1% for the year ended December 31, 2000 compared to 16.5% for the same period last year. By segment, SG&A expenses changed as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1999
                                                                                          ---------------------------
                                                                                             AMOUNT         PERCENT
                                                                                          ------------   ------------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $       7.4          86.5%
       Specialty Avionics ..............................................................         (1.1)         (8.3)
       Systems Integration .............................................................         (3.1)        (25.9)
       Corporate .......................................................................          2.0          29.7
                                                                                          -----------
         Total .........................................................................  $       5.2
                                                                                          ===========

     CABIN MANAGEMENT. SG&A expenses increased by $7.4 million, or 86.5% over the prior year, due to:

     o the inclusion of $7.5 million related to our 1999 and 2000 acquisitions; and

     o manufacturing facility startup costs of $0.7 million in 2000; offset by

     o a $0.8 million decrease in expenses resulting from the consolidation of administrative activities during 2000 of companies we acquired during 1999 and 2000.

     SPECIALTY AVIONICS. SG&A expenses decreased by $1.1 million, or 8.3% from the prior year, due to reduced selling costs related to lower sales.

     SYSTEMS INTEGRATION. SG&A expenses decreased by $3.1 million, or 25.9% over the prior year, due to:

     o a $3.9 million decrease related to the one time 1999 restructuring charge; offset by

     o a $0.6 million increase in expenses resulting from an increase in engineering project management, and

     o    the inclusion of $0.2 million related to our 1999 acquisition.

     CORPORATE. SG&A expenses increased by $2.0 million, or 29.7% over the prior year due to increased incentive compensation and spending for sales and marketing programs.

     DEPRECIATION AND AMORTIZATION OF INTANGIBLES. Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $8.0 million, or 41.7%, for the year ended December 31, 2000. The increase results from the inclusion of $4.9 million of depreciation and amortization expense in 2000 from companies we acquired during 1999 and 2000 and additional depreciation reflecting our capital expenditures during the period.

       EBITDA AND OPERATING INCOME. EBITDA increased $24.5 million to $81.0 million, or 43.3%, for the year ended December 31, 2000, from $56.5 million for the same period last year. The increase primarily results from the contribution to year 2000 results from companies we acquired during 1999 and 2000. EBITDA as a percent of revenues increased to 23.3% for the year ended December 31, 2000, from 23.2% for the same period last year. Operating income increased $27.0 million to $51.9 million, or 108.4%, for the year ended December 31, 2000, from $24.9 million for the same period last year. By segment, EBITDA changed as follows:

                                                                                               INCREASE (DECREASE)
                                                                                                    FROM 1999
                                                                                          ----------------------------
                                                                                             AMOUNT           PERCENT
                                                                                          -------------   -------------
                                                                                          (IN MILLIONS)
       EBITDA

         Cabin Management ..............................................................  $      21.7          89.8%
         Specialty Avionics ............................................................         (0.5)         (2.0)
         Systems Integration ...........................................................          4.5          42.2
         Corporate .....................................................................         (1.2)        (21.1)
                                                                                          -----------
           Total EBITDA ................................................................         24.5

       Depreciation and amortization ...................................................         (8.0)
       Restructuring and asset impairment charges ......................................          9.9
       Acquisition related charges .....................................................          1.8
       Nonrecurring manufacturing facility startup costs ...............................         (0.7)
       Other noncash and acquisition related charges ...................................         (0.5)
                                                                                          -----------
           Total operating income ......................................................  $      27.0
                                                                                          ==============

     CABIN MANAGEMENT. EBITDA increased by $21.7 million, or 89.9% over the prior year, due to acquisitions and increased volume to support higher production levels of corporate jets.

     SPECIALTY AVIONICS. EBITDA decreased by $0.5 million, or 2.0% from the prior year, due to somewhat lower demand for our commercial aircraft products as a result of lower commercial jet production by Boeing.

     SYSTEMS INTEGRATION. EBITDA increased by $4.5 million, or 42.2% from the prior year, due to:

     o a $2.2 million increase resulting primarily from favorable auxiliary fuel tank and power unit manufacturing efficiencies; and

     o a $2.3 million increase resulting, in part, from improved operating results subsequent to our 1999 restructuring, which included our exit from the manufacturing business at two of our subsidiaries.

     CORPORATE. EBITDA decreased by $1.2 million, or 21.1% over the prior year, due to increased incentive compensation and spending for sales and marketing programs.

     INTEREST EXPENSE. Interest expense increased $13.7 million to $41.6 million for the year ended December 31, 2000, from $27.9 million for the same period last year, due to:

     o a $13.3 million increase resulting from higher debt levels associated with our acquisition of companies during 1999 and 2000; and

     o a $0.4 million increase resulting from higher average interest rates charged by our lenders during 2000.

     MINORITY INTEREST IN PREFERRED STOCK OF SUBSIDIARY. Minority interest was $2.3 million for the year ended December 31, 2000 and reflects the accrued dividends and redemption value accretion during the period on DeCrane Aircrafts' 16% preferred stock issued on June 30, 2000.

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

     NET INCOME (LOSS). Net income increased $5.7 million to $1.3 million for the year ended December 31, 2000 compared to net loss of $4.4 million for the same period in 1999.

     NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders decreased $4.9 million to a net loss of $4.7 million for the year ended December 31, 2000 compared to a net loss of $9.6 million for the same period in 1999. The net loss decrease resulted from:

     o a $5.7 increase in net income, which includes a $2.3 million charge for minority interest in preferred stock of subsidiary; offset by

     o a $0.8 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

     BOOKINGS. Bookings increased $107.9 million, or 42.8%, to $360.0 million for the year ended December 31, 2000 compared to $252.1 million for the same period in 1999. The increase in bookings for 2000 results from:

     o a $91.8 million increase associated with companies we acquired in 1999 and 2000; and

     o a $16.1 million increase related to business growth, principally related to our Cabin Management and Specialty Avionics group's product lines.

     BACKLOG AT END OF PERIOD. Backlog increased $22.2 million to $178.3 million as of December 31, 2000 compared to $156.1 million as of December 31, 1999. The increase in backlog for 2000 includes:

     o $9.6 million attributable to existing order backlog for companies we acquired during 2000; and

     o a net $12.6 million increase primarily related to our Specialty Avionics and Systems Integration groups.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     AS A RESULT OF THE DLJ ACQUISITION DESCRIBED IN NOTE 2 ACCOMPANYING OUR FINANCIAL STATEMENTS INCLUDED IN THIS REPORT, RESULTS OF OPERATIONS, CHANGES IN STOCKHOLDERS' EQUITY AND CASH FLOWS ARE PRESENTED FOR DECRANE AIRCRAFT, OUR PREDECESSOR. THE RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1998 DESCRIBED BELOW REFLECTS THE COMBINED HISTORICAL RESULTS OF DECRANE AIRCRAFT FOR THE EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR) AND OUR HISTORICAL RESULTS FOR THE FOUR MONTHS ENDED DECEMBER 31, 1998.

     REVENUES. Revenues increased $93.6 million, or 62.2%, to $244.0 million for the year ended December 31, 1999 from $150.4 million for the year ended December 31, 1998 as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1998
                                                                                          ---------------------------
                                                                                             AMOUNT          PERCENT
                                                                                          -------------   -----------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $      50.7         215.7%
       Specialty Avionics ..............................................................          7.5           7.2
       Systems Integration .............................................................         35.9         158.8
       Inter-group eliminations ........................................................         (0.5)
                                                                                          -----------
         Total .........................................................................  $      93.6
                                                                                          ===========

     CABIN MANAGEMENT. Revenues increased by $50.7 million, or 215.7% over the prior year, due to:

     o the inclusion of $42.8 million of revenues resulting from our acquisitions of Dettmers, Precision Pattern, Custom Woodwork, PCI NewCo and International Custom Interiors; and

     o a $7.9 million increase in entertainment and cabin management product revenues primarily related to volume growth.

     SPECIALTY AVIONICS. Revenues increased by $7.5 million, or 7.2% over the prior year, due to:

     o the inclusion of $15.2 million of revenues resulting from our acquisition of Avtech; offset by

     o a $7.7 million decrease in revenues due to weak demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Revenues increased by $35.9 million, or 158.8% over the prior year, due to:

     o the inclusion of $41.3 million of revenues resulting from our acquisition of PATS; offset by

     o a $5.4 million decrease in revenues due to a decline in revenues from our other products and services.

     GROSS PROFIT. Gross profit increased $30.6 million, or 64.0%, to $78.2 million for the year ended December 31, 1999. Gross profit as a percent of revenues increased to 32.0% for the year ended December 31, 1999 from 31.6% for the same period last year. The groups contributed to the increase in gross profit as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1998
                                                                                          --------------------------
                                                                                             AMOUNT         PERCENT
                                                                                          ------------   -----------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $      18.8         163.5%
       Specialty Avionics ..............................................................          5.0          15.7
       Systems Integration .............................................................          6.8         161.9
                                                                                          -----------
         Total .........................................................................  $      30.6
                                                                                          ==============

     CABIN MANAGEMENT. Gross profit increased by $18.8 million, or 163.5% over the prior year, due to:

     o the inclusion of $15.1 million of gross profit resulting from our 1999 acquisitions; and

     o a $3.7 million increase related to revenue growth in our entertainment and cabin management product revenues.

     SPECIALTY AVIONICS. Gross profit increased by $5.0 million, or 15.7% over the prior year, due to:

     o the inclusion of $9.5 million of gross profit resulting from our acquisition of Avtech; offset by

     o a $4.5 million decrease in gross profit due to weak demand for our commercial aircraft products.

     SYSTEMS INTEGRATION. Gross profit increased by $6.8 million, or 161.9% over the prior year, due to:

     o the inclusion of $14.2 million of gross profit resulting from our acquisition of PATS; offset by

     o a $6.0 million decrease related to the write down of inventories resulting from the restructuring; and

     o a $1.4 million decrease in gross profit due to a decline in revenues from our other products and services.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $10.6 million, or 35.8%, to $40.2 million for the year ended December 31, 1999, from $29.6 million for the same period last year. SG&A expenses as a percent of revenues decreased to 16.5% for the year ended December 31, 1999 compared to 19.7% for the same period last year. The groups contributed to the increase in SG&A as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1998
                                                                                          ---------------------------
                                                                                             AMOUNT         PERCENT
                                                                                          -------------  ------------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $       2.5          41.7%
       Specialty Avionics ..............................................................          3.1          31.0
       Systems Integration .............................................................          7.5         174.4
       Corporate .......................................................................         (2.5)        (27.2)
                                                                                          -----------
         Total .........................................................................  $      10.6
                                                                                          ===========

     CABIN MANAGEMENT. SG&A expenses increased by $2.5 million, or 41.7% over the prior year, due to our 1999 acquisitions.

     SPECIALTY AVIONICS. SG&A expenses increased by $3.1 million, or 31.0% over the prior year, due to our acquisition of Avtech.

     SYSTEMS INTEGRATION. SG&A expenses increased by $7.5 million, or 174.4% over the prior year, due to:

     o the inclusion of $4.8 million of SG&A expenses resulting from our acquisition of PATS; and

     o    a $3.9 million restructuring charge; offset by

     o a $1.2 million decrease in other selling, general and administrative expenses.

     CORPORATE. SG&A expenses decreased by $2.5 million, or 27.2% over the prior year, due to:

     o non-capitalizable tender offer expenses resulting from our acquisition by DLJ of $3.6 million recorded in 1998; partially offset by

     o a $1.1 million increase in other corporate expenses including $0.5 million for marketing and $0.6 million for non-capitalized acquisition costs.

       DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense increased $10.2 million, or 114.1%, for the year ended December 31, 1999. The groups contributed to the increase in depreciation and amortization expense as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1998
                                                                                             --------------------
                                                                                             AMOUNT       PERCENT
                                                                                             ------       -------
                                                                                          (IN MILLIONS)
       Cabin Management ................................................................  $       2.3         195.7%
       Specialty Avionics ..............................................................          4.2          62.8
       Systems Integration .............................................................          3.5         356.4
       Corporate .......................................................................          0.2         185.4
                                                                                          -----------
         Total .........................................................................  $      10.2
                                                                                          ===========

     CABIN MANAGEMENT. Depreciation and amortization expense increased by $2.3 million, or 195.7% over the prior year, due to our 1999 acquisitions.

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

       EBITDA AND OPERATING INCOME. EBITDA increased $29.3 million to $56.5 million, or 107.7%, for the year ended December 31, 1999, from $27.2 million for the same period last year. The increase primarily results from the contribution to 1999 results by companies we acquired during 1998 and 1999. EBITDA as a percent of revenues increased to 23.2% for the year ended December 31, 1999, from 18.1% for the same period last year. Operating income increased $11.5 million to $24.9 million, or 85.8%, for the year ended December 31, 1999, from $13.4 million for the same period last year. By group, EBITDA changed as follows:

                                                                                              INCREASE (DECREASE)
                                                                                                   FROM 1998
                                                                                             --------------------
                                                                                             AMOUNT        PERCENT
                                                                                             ------        -------
                                                                                          (IN MILLIONS)
       EBITDA
         Cabin Management ..............................................................  $      18.0         290.3
         Specialty Avionics ............................................................         (2.0)         (0.7)
         Systems Integration ...........................................................          9.9       1,414.3
         Corporate .....................................................................          3.4          38.2
           Total EBITDA ................................................................         29.3
                                                                                           -----------

       Depreciation and amortization ...................................................        (10.2)
       Restructuring and asset impairment charges ......................................         (9.9)
       Noncash acquisition related charges .............................................          2.5
       Other noncash and acquisition related charges ...................................         (0.2)
                                                                                           -----------
           Total operating income ......................................................  $      11.5
                                                                                          ============

       CABIN MANAGEMENT. EBITDA increased by $18.0 million, or 290.3% over the prior year, due to our 1999 acquisitions and higher unit sales of entertainment and cabin management products.

     SPECIALTY AVIONICS. EBITDA decreased by $2.0 million, or 0.7% over the prior year, due to:

       o a decrease in operating income related to weakened demand for our commercial aircraft products; offset by inclusion of EBITDA from our acquisition of Avtech.

     SYSTEMS INTEGRATION. EBITDA increased by $9.9 million, or 1,414.3% over the prior year, due to the inclusion of EBITDA resulting from our acquisition of PATS.

     CORPORATE. EBITDA increased by $3.4 million, or 38.2% over the prior year, primarily due to a charge in 1998 related to non-capitalizable tender offer expenses resulting from our acquisition by DLJ.

     INTEREST EXPENSE. Interest expense increased $18.7 million to $27.9 million for the year ended December 31, 1999, from $9.2 million for the same period last year. Interest expense increased:

       o $16.1 million due to higher debt levels associated with the DLJ acquisition and our acquisition of companies during 1999; and

       o $2.6 million due to higher average interest rates incurred during 1999 primarily due to higher margins charged by our lenders on our debt.

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

     NET INCOME (LOSS). Net income decreased $5.0 million to a net loss of $4.4 million for the year ended December 31, 1999 compared to net income of $0.6 million for the same period in 1998.

     NET LOSS APPLICABLE TO COMMON STOCKHOLDERS. Net loss applicable to common stockholders increased $8.6 million to a net loss of $9.6 million for the year ended December 31, 1999 compared to a net loss of $1.0 million for the same period in 1999. The net loss increase resulted from:

       o a $5.0 net loss increase, which is net of a $2.2 million debt refinancing extraordinary charge in 1999; and

       o a $3.6 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

     BOOKINGS. Bookings increased $103.6 million, or 69.8%, to $252.1 million for the year ended December 31, 1999 compared to $148.5 million for the same period in 1998. The increase in bookings for 1999 were primarily due to:

       o  $94.5 million associated with companies we acquired in 1999; and

       o  $9.1 million related to other businesses.

     BACKLOG AT END OF PERIOD. Backlog increased $80.7 million to $156.1 million as of December 31, 1999 compared to $75.4 million as of December 31, 1998. The increase in backlog for 1999 includes:

       o $72.6 million attributable to existing order backlog for companies we acquired during 1999; and

       o a net $8.1 million increase occurring during 1999 representing an increase in demand for our products.

                     SYSTEMS INTEGRATION GROUP RESTRUCTURING

       During 2000, we increased our restructuring reserves by $0.6 million resulting from higher than anticipated costs to complete certain actions compared to previous estimates. Also, in connection with the restructuring, we were able to sell property and equipment previously written down and recognized a gain of approximately $0.6 million upon disposal. We also paid $2.1 million of restructuring related costs during the year. Our restructuring reserves total $0.7 million at December 31, 2000. Future cash payments will be funded from existing cash balances and internally generated cash from operations. We do not anticipate recording any material additional charges relating to our restructuring efforts in 2001.

                         LIQUIDITY AND CAPITAL RESOURCES

       We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations, third party borrowings and the issuance of common and preferred stock.

       Cash provided by operating activities was $16.8 million for the year ended December 31, 2000, which is the net of $38.9 million of cash provided by operations after adding back depreciation, amortization and other noncash items, $21.3 million used for working capital and $0.8 million resulting from a decrease in other liabilities. The following factors contributed to the $21.3 million working capital increase:

       o an $11.3 million inventory increase resulting from longer production lead times and inventory level increases to meet current and projected revenue growth;

       o an $4.2 million accounts receivable increase resulting from higher revenues, timing differences relating to completing of projects and the associated collection;

       o  a $8.4 million net decrease in current liabilities; offset by

       o  a $2.0 million decrease in prepaid and other assets; and

       o an $0.6 million increase in income taxes payable due to higher current taxable income.

       Cash used for investing activities was $112.2 million for the year ended December 31, 2000, and consisted of:

       o  $59.1 million for our acquisitions during the year;

       o $30.5 million for contingent acquisition consideration paid during 2000; and

       o $22.6 million for capital expenditures, including $5.4 million for the purchase of a furniture manufacturing facility forour Cabin Management Group.

       We anticipate spending approximately $15.0 million for capital expenditures in 2001.

       Cash provided by financing activities was $95.7 million for the year ended December 31, 2000 and was primarily used to fund our acquisitions.

       We used $5.8 million to make principal payments on our senior term debt, capitalized leases and other debt, and paid $1.9 million of financing costs. We obtained these funds by borrowing $67.4 million under our senior credit facility, selling $25.0 million of DeCrane Aircraft 16% mandatorily redeemable preferred stock and $7.9 million of common stock.

       At December 31, 2000, senior credit facility borrowings totaling $275.8 million are at variable interest rates based on defined margins over the current prime or Eurodollar rates. At December 31, 2000 we had $57.5 million of working capital and had $25.0 million of borrowings available under our working capital credit facility and $12.6 million available under our acquisition credit facility. Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001. We adopted SFAS No. 133 effective January 1, 2001; the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. We were in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on our consolidated financial position, results of operations or cash flows.

                     SWISS FRANC FORWARD EXCHANGE CONTRACTS

       Some of the contact blanks we use in the production of our contacts are manufactured at our Swiss facility and shipped to our El Segundo, California facility for plating and assembly. In 1997 and 1998, solely in an effort to mitigate the effects of currency fluctuations between the U.S. Dollar and the Swiss Franc, we entered into forward exchange contracts at fixed rates. We may continue efforts to mitigate this risk in the future. We do not engage in any currency exchange transactions for trading or speculative purposes. Realized and unrealized gains and losses on foreign exchange contracts are recognized currently in the consolidated statements of operations.

         COMPLIANCE OF KEY SYSTEMS WITH YEAR 2000 PERFORMANCE STANDARDS

       We experienced no material disruption in customer or supplier relationships, revenue patterns or customer buying patterns as a result of the year 2000 problem. There have been no losses of revenue and we do not believe that any future contingencies related to year 2000 would have a material impact on our business.

                            COMMON EUROPEAN CURRENCY

       We have evaluated, and will continue to evaluate, the effects on our operations of the European Economic Monetary Union conversion to the Euro. The costs to prepare for this conversion, including the costs to adapt information systems, have not been and are not expected to be material to our results of operations, financial position or cash flows. We do currently expect the introduction and use of the Euro to have a material effect on our foreign exchange and hedging activities, or on our use of derivative financial instruments.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       Some of the statements in this report discuss future expectations, beliefs or strategies, projections or other "forward-looking" information. These statements are subject to known and unknown risks. Many factors could cause actual company results, performance or achievements, or industry results, to be materially different from the projections expressed or implied by this report. We are vulnerable to a variety of risks that affect many businesses, such as:

       o fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

       o our reliance on key customers and the adverse effect a significant decline in business from any one of them would have on our business;

       o changes in prevailing interest rates and the availability of financing to fund our plans for continued growth;

       o  competition from larger companies;

       o Federal Aviation Administration prescribed standards and licensing requirements, which apply many of the products and services we provide;

       o  inflation, and other general changes in costs of goods and services;

       o liability and other claims asserted against us that exceeds our insurance coverage;

       o  the ability to attract and retain qualified personnel;

       o  labor disturbances; and

       o changes in operating strategy, or our acquisition and capital expenditure plans.

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

       Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Eurodollar rates. At December 31, 2000, the current prime rate was 9.5% and the current Eurodollar rate was 6.64%. Based on $275.8 million of variable-rate debt outstanding as of December 31, 2000, a hypothetical one percent rise in interest rates, to 10.5% for prime rate borrowings and 7.64% for Eurodollar borrowings, would reduce our pre-tax earnings by $2.8 million annually. Prior to December 31, 1997, we purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similarcontracts since that date, we may do so in the future depending on our assessment of future interest rate trends.

       The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $91.0 million at December 31, 2000. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

       FOREIGN CURRENCY EXCHANGE RATE RISK. Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and one of our subsidiaries operates in Western Europe and one has a manufacturing facility in Mexico. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, while we have not entered into any such contracts since 1998 and no such contracts are open as of December 31, 2000, we may do so in the future depending on our assessment of future foreign exchange rate trends.

ITEM 8.         FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

       Our consolidated financial statements and financial statement schedules are included in a separate section at the end of this report. Our consolidated financial statements and financial statement schedules are listed in the index on page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

       The following table sets forth certain information concerning each person who is currently a director or executive officer of DeCrane Holdings and its wholly-owned subsidiary, DeCrane Aircraft.

           NAME                 AGE                DECRANE HOLDINGS                       DECRANE AIRCRAFT

----------------------------  ---------                                         -------------------------------------


 Thompson Dean ............      42       Chairman of the Board of Directors    Chairman of the Board of Directors
                                          and President

 R. Jack DeCrane *.........      54       Vice Chairman of the Board of         Director and Chief Executive Officer
                                          Directors

 Richard J. Kaplan ........      58       Assistant Secretary and Assistant     Director and Senior Vice President,
                                          Treasurer (chief accounting           Chief Financial Officer, Secretary
                                          officer)                              and Treasurer

 John F. Fort, III *.......      59       Director                              Director

 Susan C. Schnabel *.......      39       Director                              Director

 Charles H. Becker ........      55       --                                    Senior Vice President and
                                                                                Group President

 Robert G. Martin  ........      63       --                                    Senior Vice President and
                                                                                Group President

 Jeffrey A. Nerland .......      43       --                                    Senior Vice President,
                                                                                Business Development

 Jeffrey F. Smith .........      40       --                                    Senior Vice President and
                                                                                Group President
----------


 *     Member of DeCrane Holding's Compensation Committee.

     THOMPSON DEAN has been the Managing Partner of DLJ Merchant Banking, Inc. since November 1996. Previously, Mr. Dean was a Managing Director of DLJ Merchant Banking, Inc. and its predecessor. In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. As a result, DLJ Merchant Banking, Inc. became an indirect affiliate of Credit Suisse First Boston, Inc. and Credit Suisse Group. Mr. Dean serves as a director of AKI Holding Corp., Arcade Holding Corporation, Charles River Laboratories Holdings, Inc., Formica Corporation, Insilco Holdings Co., Manufacturers' Services Limited, Mueller Holdings, Inc., and Von Hoffman Press, Inc. He became a director in 1998.

     R. JACK DECRANE is the founder of DeCrane Aircraft. Mr. DeCrane served as President from the time DeCrane Aircraft was founded in December 1989 until April 1993, when he was elected to the newly created office of Chief Executive Officer. Prior to founding our company, Mr. DeCrane held various positions at the aerospace division of B.F. Goodrich. Mr. DeCrane was a Group Vice President at the aerospace division of B.F. Goodrich with management responsibility for three business units from 1986 to 1989. He has served on our board of directors since its inception.

     RICHARD J. KAPLAN has been the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of DeCrane Aircraft since March 1999. From April 1998 to March 1999, he served as Executive Vice President and Chief Operating Officer of Developers Diversified Realty Corporation.

From 1977 to 1998, he was a partner with Price Waterhouse LLP, having joined the firm in 1964. He became a director in 2000.

     JOHN F. FORT, III serves as a director of Insilco Holdings Co., Manufacturers' Services Limited, Roper Industries, Inc., Thermadyne Holdings Corporation and Tyco International Ltd. He became a director in 1998.

     SUSAN C. SCHNABEL has been a Managing Director of DLJ Merchant Banking, Inc. since January 1998. In 1997, she served as Chief Financial Officer of PETsMART, a specialty retailer of pet products and supplies. From 1990 to 1996, Ms. Schnabel was with Donaldson, Lufkin & Jenrette Securities Corporation, where she became a Managing Director in 1996. In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc. As a result, DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation became indirect affiliates of Credit Suisse First Boston, Inc. and Credit Suisse Group. Ms. Schnabel serves as a director of Environmental Systems Products Holdings, Inc. and PMD Group, Inc. She became a director in 1998.

     CHARLES H. BECKER has been our Senior Vice President and President of the Cabin Management Group since October 1999. Mr. Becker previously served as President and Chief Operating Officer of DeCrane Aircraft from April 1998 to October 1999, Group Vice President of Components of DeCrane Aircraft from December 1996 to April 1998, and President of Tri-Star from December 1994 to April 1998. Prior to joining us, Mr. Becker was President of the Interconnect Systems Division of Microdot, Inc., a manufacturer of contacts and connectors for aerospace applications, from 1984 to 1994.

     ROBERT G. MARTIN has been our Senior Vice President and President of the Systems Integration Group since October 1999 and President of PATS since we acquired it in January 1999. Mr. Martin also served as President of Aerospace Display Systems from September 1996 until October 1999. Prior to our acquisition of Aerospace Display Systems in 1996, Mr. Martin had served as its President since 1992.

     JEFFREY A. NERLAND has been our Vice President, Business Development, since January 1999 and was appointed Senior Vice President in March 2001. From July 1994 through December 1998, he was President of The Nerland Group and a partner with Budetti, Harrison, Nerland and Associates, a consulting and interim management firm. Previously, Mr. Nerland was a director with Kibel, Green Inc., a consulting firm.

     JEFFREY F. SMITH has been our Senior Vice President and President of the Specialty Avionics Group since October 1999 and President of Avtech since we acquired it in June 1998. Previously, he served as General Manager and in other various capacities with Avtech since 1989.

                    SELECTION OF DIRECTORS AND TERM OF OFFICE

     DLJ Merchant Banking Partners II, L.P. is entitled to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft as described in "Item 13. Certain Relationships and Related Transactions--Investors' Agreement." At least one of such directors selected by DLJ Merchant Banking on each board must be an independent director. Mr. Fort is an independent director. All directors hold office until their successor is designated and qualified.

ITEM 11.        EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

       The following table describes all annual compensation awarded to, earned by or paid to our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer for the years ended December 31, 2000, 1999 and 1998.

                                                             ANNUAL COMPENSATION            ALL OTHER COMPENSATION
                                                             -------------------            ----------------------

                                                                                            SECURITIES
                                                                                            UNDERLYING
                   NAME                      YEAR         SALARY            BONUS           OPTIONS (1)    OTHER (2)
                   ----                      ----         ------            -----           -----------    ---------


R. Jack DeCrane (3).....................     2000      $   341,381     $   1,100,000          2,981      $   48,979
CHIEF EXECUTIVE OFFICER AND DIRECTOR         1999          334,791           700,000        106,877          25,570
                                             1998          281,761         1,044,000         50,000          49,864


Charles H. Becker (4) ..................     2000          243,521           265,000            917           5,048
SENIOR VICE PRESIDENT                        1999          235,000           210,000         26,719           4,800
                                             1998          206,948           160,000             --           4,800


Richard J. Kaplan (5) ..................     2000          207,293           400,000          4,093          25,721
SENIOR VICE PRESIDENT AND DIRECTOR           1999          158,333           258,000         28,669           4,556
                                             1998               --                --             --              --


Robert G. Martin (6) ...................     2000          216,300           384,000          3,229           5,100
SENIOR VICE PRESIDENT                        1999          187,500           209,000         17,813              --
                                             1998          172,000            66,000             --              --


Jeffrey A. Nerland (7) .................     2000          185,338           250,000          5,344           5,024
SENIOR VICE PRESIDENT                        1999          160,000           181,000         10,688           2,217
                                             1998               --                --             --              --


----------
(1) Number of shares of common stock of DeCrane Holdings issuable upon exercise of options granted pursuant to our management incentive plan during the last fiscal year.

(2) Comprised of relocation costs, term life insurance premiums and matching contributions to the 401(k) Retirement Plan.

(3) Mr. DeCrane also served as Chairman of the Board of Directors through August 1998.

(4) Mr. Becker served as Group Vice President of Components, and President of Tri-Star, through April 1998. Mr. Becker became President and Chief Operating Officer in April 1998 and Senior Vice President and Group President of Cabin Management in October 1999.

(5)    Mr. Kaplan joined DeCrane Aircraft as Senior Vice President on March 15,
       1999.

(6) Mr. Martin served as President Aerospace Display Systems from September 1996 until October 1999. Mr. Martin has been President of PATS since we acquired it in January 1999, and became our Senior Vice President and Group President of Systems Integration in October 1999.

(7) Prior to Mr. Nerland joining DeCrane Aircraft on January 1, 1999, he provided consulting services to us during 1998 for which either Mr. Nerland or The Nerland Group, of which Mr. Nerland was a principal, was paid a total of $127,800 in 1998 and early 1999, which amount has been excluded from the table above.




                     STOCK OPTION GRANTS IN LAST FISCAL YEAR

       The following table sets forth individual grants of options to purchase shares of DeCrane Holdings common stock granted to the executive officers named below during the fiscal year ended December 31, 2000, pursuant to the management incentive plan. See "Employment Agreements and Compensation Arrangements - Incentive Plans."


                                                                                           POTENTIAL REALIZABLE
                             NUMBER OF                                                        VALUE AT ASSUMED
                            SECURITIES                                                     ANNUAL RATES OF STOCK
                            UNDERLYING        % OF       EXERCISE OR                       PRICE APPRECIATION (1)
                             OPTIONS        OPTIONS      BASE PRICE     EXPIRATION     ------------------------------
          NAME               GRANTED        GRANTED      PER SHARE         DATE               5%              10%
-------------------------  ------------   ------------  -------------   ------------   -------------   --------------

R. Jack DeCrane ........         2,981         3.8%        $ 23.00         2010              $ 43,119       $ 109,272

Charles H. Becker ......           917         1.2           23.00         2010                13,264          33,614

Richard J. Kaplan
   $23.00 options ......         1,147         1.5           23.00         2010                16,591          42,045
   $35.00 options ......         2,946         3.8           35.00         2010                64,845         164,331

Robert G. Martin
   $23.00 options ......           229         0.3           23.00         2010                 3,312           8,394
   $35.00 options ......         3,000         3.9           35.00         2010                66,034         167,343

Jeffrey A. Nerland
   $23.00 options ......           344         0.4           23.00         2010                 4,976          12,610
   $35.00 options ......         5,000         6.4           35.00         2010               110,057         278,905

------------------------

(1) The potential realizable value assumes stock price appreciation rates of 5% and 10%, compounded annually, from the date the option was granted over the full option term. These assumed annual compound rates are mandated by Securities and Exchange Commission rules and do not represent our estimate or projection of future prices of the stock.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

       No stock options were exercised by our executive officers during the year ended December 31, 2000. The following tables sets forth information about the stock options held by the executive officers named below as of December 31, 2000.

                                                                    NUMBER OF              VALUE OF UNEXERCISED
                                                              SECURITIES UNDERLYING        IN-THE-MONEY OPTIONS
                                                               UNEXERCISED OPTIONS        AT FISCAL YEAR END (1)
                          NAME                             EXERCISABLE / UNEXERCISABLE  EXERCISABLE / UNEXERCISABLE
---------------------------------------------------------- ---------------------------- ----------------------------

R. Jack DeCrane .........................................        36,253/ 73,605            $ 435,036 / 883,260
Charles H. Becker .......................................         9,120/ 18,516              109,440 / 222,192
Richard J. Kaplan .......................................        10,812/ 21,950              118,080 / 239,712
Robert G. Martin ........................................         6,944/ 14,098               71,448 / 145,056
Jeffrey A. Nerland ......................................         5,291/ 10,741               43,692 / 88,692

------------------------

(1) Computed based on a common stock share price of $35.00 per share as of December 31, 2000, the measuring date.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee of our Board of Directors makes decisions regarding officer compensation. Jack DeCrane, chief executive officer of DeCrane Aircraft, participates in those discussions as a member of the Committee.

               EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

R. JACK DECRANE

       On July 17, 1998, the Compensation Committee of our Board of Directors approved a three-year employment agreement between DeCrane Aircraft and R. Jack DeCrane, replacing his prior employment agreement that was to expire on September 1, 1998. Mr. DeCrane's employment agreement was amended on May 5, 2000 to provide for a term through June 30, 2001, which term shall automatically extend for additional one year periods unless terminated by either party giving the other party notice of termination prior to April 1st of the year prior to the year in which the agreement would otherwise terminate. Mr. DeCrane's employment agreement provides for various benefits, including:

       o an initial salary of $310,000, which is subject to annual review and increase, but not decrease;

       o an annual bonus, currently determined pursuant to the performance-based cash incentive bonus plan;

       o a $500,000 bonus in recognition of our then-recent acquisition of Avtech Corporation (paid in 1998);

       o  a $250,000 signing bonus (paid in 1998);

       o options to purchase 50,000 shares of common stock of DeCrane Aircraft at a price equal to the fair market value of the shares as of July 16, 1998, one-half of which were immediately exercisable; the rest became exercisable upon the completion of the DLJ acquisition; and

       o a $150,000 cash continuation bonus payable on January 2, 1999, if employed by us on January 1, 1999 (paid in 1999).

       Mr. DeCrane's options for 50,000 shares granted in July 1998 were cancelled in August 1998 and he received a cash payout in lieu of the options.

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

JEFFREY F. SMITH

       We entered into an employment agreement with Jeffrey F. Smith, Vice President and General Manager of our Avtech subsidiary, on June 26, 1998. Mr. Smith's employment agreement provided for an annual salary, initially in the amount of $145,000 and an annual bonus currently determined pursuant to the performance-based cash incentive bonus plan. Mr. Smith's employment agreement expired on June 30, 2000 and has not been replaced.

CHANGE OF CONTROL AGREEMENTS

       In September 2000, we entered into change of control agreements with each of our executive officers, other than Mr. DeCrane, whose above described employment agreement contains provisions concerning change of control. The agreements provide that, for a term of two years from the effective date, should a change of control, as defined, occur during the term of the agreement and the executive officer's employment shall be involuntarily terminated for any reason on a date which is less than two years after the date of the change of control, other than for cause, death or disability, DeCrane Aircraft is required to pay such executive his then salary plus average annual bonus over the last five years, equal to twenty four months compensation less the number of months elapsed from the date of the change of control to the employment termination date.

401(K) RETIREMENT PLAN

       Substantially all of our full-time employees are eligible to participate in one of eight 401(k) retirement plans we sponsor. The 401(k) plans allow employees as participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax deferred earnings, as a retirement fund. The plans generally provide for us to match a percentage of the employee contribution up to a specified percentage of the employee's salary. The full amount vested in a participant's account will be distributed to a participant following termination of employment, normal retirement or in the event of disability or death.

INCENTIVE PLANS

       Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries. The Compensation Committee of the Board of Directors administers the management incentive plan. The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009. Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria. At December 31, 2000, 33% of most of the options granted are vested and exercisable. We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on each of the grant dates.

       Beginning in 1999, we have permitted, from time-to-time, designated executive personnel and other key employees to purchase shares of common stock of DeCrane Holdings, with a portion of the purchase price to be loaned to the participants by DeCrane Aircraft. This arrangement was made available to persons and in amounts determined by the Compensation Committee of the Board of Directors. In December 1999, management purchased 171,295 shares of DeCrane Holdings common stock for $23.00 per share. The total purchase price was $3.9 million, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft with interest at applicable federal rates. During 2000, an additional 19,707 shares of DeCrane Holdings common stock was purchased by employees at $23.00 per share, which was paid in cash.

       Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries. The bonus pool for participants will be adjusted upwards or downwards each year based on EBITDA and cash flow, as defined, generated by the relevant participant's operating unit. Bonus payments will be made in the quarter following the end of the year or period to which they relate.

DEFERRED COMPENSATION PLAN

       In December 1999, we established a deferred compensation plan in which certain designated executive officers and key employees are permitted to defer a portion of their compensation earned. The Company invests amounts deferred and participants are fully vested in the amounts representing the fair market value of their investment accounts. We make no contributions on behalf of the participants and the invested assets are subject to the claims of our general creditors.

                             DIRECTORS' COMPENSATION

       The directors of DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors of DeCrane Aircraft or committees thereof. However, John F. Fort, III, an independent director not affiliated with any investor in DeCrane Holdings, receives a director's fee of $5,000 for each meeting attended. In addition, the Board of Directors of DeCrane Holdings extended the management incentive plan to independent non-management directors, and issued options to purchase 6,260 shares of DeCrane Holdings common stock to Mr. Fort under the terms of the management incentive plan. See "Related Party Transactions." Also, Mr. Fort is reimbursed for out-of-pocket expenses. We expect to continue those policies.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                DECRANE HOLDINGS

       As of December 31, 2000, DeCrane Holdings has the following securities issued and outstanding:

       o  3,914,274 shares of common stock, which is owned by 37 stockholders;
          and

       o 342,417 shares of non-voting 14% Senior Redeemable Exchangeable Preferred Stock Due 2009, which is owned by 18 stockholders.

       The following table sets forth the beneficial ownership of DeCrane Holdings' voting and non-voting securities as of December 31, 2000 by its principal owners and its executive officers and directors.

                                                                                           14% SENIOR REDEEMABLE
                                                                  COMMON STOCK (2)            PREFERRED STOCK
                                                              -------------------------- ---------------------------
                                                                  NUMBER
                                                                OF SHARES,                   NUMBER
                                                                 PARTIALLY                     OF
                 NAME OF BENEFICIAL OWNER (1)                    DILUTED     PERCENTAGE      SHARES      PERCENTAGE
------------------------------------------------------------- -------------  ----------- -------------- ------------

DLJ Merchant Banking Partners II, L.P.
   and affiliates (3) ......................................     3,906,032        94.7%        340,000        99.3%
   277 Park Avenue, New York, NY 10172
Thompson Dean (4) ..........................................            --           --             --           --
   c/o Credit Suisse First Boston
   277 Park Avenue, New York, New York 10172
Susan C. Schnabel (4) ......................................            --           --             --           --
   c/o Credit Suisse First Boston
   277 Park Avenue, New York, New York 10172
Putnam Investment Management, Inc.
   and affiliates (5) ......................................        13.936            *             --           --
   One Post Office Square, Boston, MA 02109
John F. Fort, III (6) ......................................         3,841            *             --           --
R. Jack DeCrane (7) ........................................        95,755         2.4%             --           --
Charles H. Becker (8) ......................................        27,428            *             --           --
Richard J. Kaplan (9) ......................................        33,698            *             --           --
Robert G. Martin (10) ......................................        11,520            *             --           --
Jeffrey A. Nerland (11) ....................................        12,156            *             --           --
Jeffrey A. Smith (12) ......................................        16,173            *             --           --
All directors and named executive officers as a group (nine
persons) ...................................................       200,571         5.0%             --           --

------------------------

*      Less than 1.0%

(1) Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2) The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules. The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable or will be exercisable prior to 60 days from December 31, 2000.

(3) Reflects 3,695,652 shares of common stock, warrants to purchase an additional 210,380 shares of common stock and preferred stock held directly by DLJ Merchant Banking Partners II, L.P. and the following affiliated investors:

       o  DLJ Diversified Partners, L.P.          o  DLJ Investment Partners II, L.P.
       o  DLJ Diversified Partners-A, L.P.        o  DLJ Merchant Banking Partners II-A, L.P.
       o  DLJ EAB Partners, L.P.                  o  DLJ Millennium Partners, L.P.
       o  DLJ First ESC L.P.                      o  DLJ Millennium Partners-A, L.P.
       o  DLJ ESC II, L.P.                        o  DLJ Offshore Partners II, C.V.
       o  DLJ Investment Funding II, Inc.         o  DLJMB Funding II, Inc.
       o  DLJ Investment Partners, L.P.           o  UK Investment Plan 1997 Partners, Inc.

       The address of DLJ Offshore Partners II, C.V. is John B. Gorsiraweg 14, Willemstad, Curacao, Netherlands Antilles. The address of UK Investment Plan 1997 Partners, Inc. is 2121 Avenue of the Stars, Fox Plaza, Suite 3000, Los Angeles, California 90067. The address of each of the other investors is 277 Park Avenue, New York, New York 10172.

(4) Mr. Dean and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of DLJ Merchant Banking Partners II, L.P and directors of DeCrane Aircraft. The DLJ entities are affiliates of, and commonly referred to as, Credit Suisse First Boston. See "Item 12. Certain Relationships and Related Transactions--Transactions with Management and Others" for additional information. The share data shown for these individuals excludes shares shown as held by the DLJ affiliates separately listed in this table; Mr. Dean and Ms. Schnabel disclaim beneficial ownership of those shares.

(5) Reflects warrants to purchase shares of common stock held by the following investors related to Putnam Investment Management, Inc.:

       o  Putnam Diversified Income Trust         o  Putnam High Yield Trust
       o  Putnam Fund Trust - Putnam High Yield   o  Putnam Strategic Income Fund
          Trust II                                o  Putnam Variable Trust - Putnam VT High
       o  Putnam High Yield Advantage Fund           Yield Fund

       The address of each of the investors is One Post Office Square, Boston, MA 02109.

(6) Includes 2,841 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

(7) Includes 36,253 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

(8) Includes 9,120 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

(9) Includes 10,812 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

(10) Includes 6,944 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

(11) Includes 5,291 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

(12) Includes 7,019 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from December 31, 2000.

                                DECRANE AIRCRAFT

       As of December 31, 2000, DeCrane Aircraft has the following securities issued and outstanding:

       o  100 shares of common stock, which are owned by one stockholder; and

       o 250,000 shares of non-voting 16% Senior Redeemable Exchangeable Preferred Stock Due 2009, which are owned by 10 stockholders.

       The following table sets forth the beneficial ownership of DeCrane Aircraft's voting and non-voting securities as of December 31, 2000 by its principal owners and its executive officers and directors.

                                                                                           16% SENIOR REDEEMABLE
                                                                  COMMON STOCK (2)            PREFERRED STOCK
                                                              -------------------------- ---------------------------
                                                                 NUMBER
                                                               OF SHARES,                    NUMBER
                                                                PARTIALLY                      OF
               NAME OF BENEFICIAL OWNER (1)                      DILUTED     PERCENTAGE      SHARES      PERCENTAGE
------------------------------------------------------------- -------------  ----------- -------------- ------------

DeCrane Holdings Co. .......................................           100       100.0%             --           --
   c/o DLJ Merchant Banking Partners II, L.P.
   277 Park Avenue, New York, NY 10172
DLJ Merchant Banking Partners II, L.P. affiliates (3) ......
   277 Park Avenue, New York, NY 10172                                  --           --        200,000        80.0%
Thompson Dean (4) ..........................................            --           --             --           --
   c/o Credit Suisse First Boston
   277 Park Avenue, New York, New York 10172
Susan C. Schnabel (4) ......................................            --           --             --           --
   c/o Credit Suisse First Boston
   277 Park Avenue, New York, New York 10172
Putnam Investment Management, Inc.
   and affiliates (5) ......................................            --           --         50,000        20.0%
   One Post Office Square, Boston, MA 02109
John F. Fort, III ..........................................            --           --             --           --
R. Jack DeCrane ............................................            --           --             --           --
Charles H. Becker ..........................................            --           --             --           --
Richard J. Kaplan ..........................................            --           --             --           --
Robert G. Martin ...........................................            --           --             --           --
Jeffrey A. Nerland .........................................            --           --             --           --
Jeffrey A. Smith ...........................................            --           --             --           --
All directors and named executive officers as a group (nine
persons) ...................................................            --           --             --           --

------------------------

(1) Each person who has the power to vote and direct the disposition of shares is deemed to be a beneficial owner of those shares.

(2) The common stock columns reflect the number of shares owned and the total percentage ownership in the manner required by Securities and Exchange Commission rules. The entries for each holder assumes, if applicable, that the particular holder, and no one else, fully exercises all rights under warrants to purchase common stock and common stock which may be acquired upon the exercise of stock options and which are exercisable or will be exercisable prior to 60 days from December 31, 2000.

(3) Reflects preferred stock held by the following investors affiliated with DLJ Merchant Banking Partners II, L.P.:

       o  DLJ ESC II, L.P.                        o  DLJ Investment Partners, L.P.
       o  DLJ Investment Funding II, Inc.         o  DLJ Investment Partners II, L.P.

       The address of each of the investors is 277 Park Avenue, New York, New York 10172.

(4) Mr. Dean and Ms. Schnabel are officers of DLJ Merchant Banking, Inc., an affiliate of DLJ Merchant Banking Partners II, L.P and directors of DeCrane Holdings Co. The DLJ entities are affiliates of, and commonly referred to as, Credit Suisse First Boston. See "Item 12. Certain Relationships and Related Transactions--Transactions with Management and Others" for additional information. The share data shown for these individuals excludes shares shown as held by the DLJ affiliates and DeCrane Holdings Co. separately listed in this table; Mr. Dean and Ms. Schnabel disclaim beneficial ownership of those shares.

(5) Reflects preferred stock held by the following investors related to Putnam Investment Management, Inc.:

       o  Putnam Diversified Income Trust         o  Putnam High Yield Trust
       o  Putnam Fund Trust - Putnam High Yield   o  Putnam Strategic Income Fund
          Trust II                                o  Putnam Variable Trust - Putnam VT High
       o  Putnam High Yield Advantage Fund           Yield Fund

       The address of each of the investors is One Post Office Square, Boston, MA 02109.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                     TRANSACTIONS WITH MANAGEMENT AND OTHERS

ACQUISITION OF DONALDSON, LUFKIN & JENRETTE, INC. BY CREDIT SUISSE GROUP

       DLJ Merchant Banking Partners, II, L.P. is an affiliate of Donaldson, Lufkin & Jenrette, Inc. In November 2000, Credit Suisse Group and its Credit Suisse First Boston, Inc. subsidiary acquired Donaldson, Lufkin & Jenrette, Inc. Upon completion of the acquisition, Donaldson, Lufkin & Jenrette, Inc. was renamed Credit Suisse First Boston (USA), Inc. The combined operations are commonly referred to collectively as Credit Suisse First Boston.

ARRANGEMENTS WITH OTHER CSFB/DLJ AFFILIATES

       DLJ Capital Funding, Inc., receives customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior bank credit facility. Credit Suisse First Boston Corporation, referred to herein as CSFB Corporation and formerly known as Donaldson, Lufkin & Jenrette Securities Corporation, is the sole market-maker for our senior subordinated notes. In addition, DeCrane Aircraft is obligated to pay CSFB Corporation an annual advisory fee of $300,000 until 2003. We may from time to time enter into other investment banking relationships with CSFB Corporation or one of its affiliates pursuant to which they will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith. We expect that any such arrangement will include provisions for the indemnification of CSFB Corporation against liabilities, including liabilities under the federal securities laws.

INVESTORS' AGREEMENT

       Investors owing 96.6% of DeCrane Holdings' issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings' preferred stock and all of DeCrane Aircraft's preferred and common stock, have entered into an Amended and Restated Investors' Agreement, dated October 6, 2000. The investors who own DeCrane Holdings' Class A warrants to purchase 159,794 shares of common stock are not parties to the Investors' Agreement. The agreement provides that:

       o The parties to the agreement shall vote their shares to cause DLJ Merchant Banking Partners, II, L.P. to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft and at least one of such directors on each board shall be an independent director.

       o Transfers of the shares of by the parties to the agreement are restricted.

       o Parties to the agreement may participate in some specific kinds of sales of shares by DLJ affiliates.

       o DLJ affiliates may require the other parties to the agreement to sell shares of DeCrane Holdings' common stock in some cases should the DLJ affiliates choose to sell any such shares owned by them.

       o The DLJ affiliates may request six demand registrations with respect to all or any of the DeCrane Holdings common stock and preferred stock and warrants to purchase 154,637 common shares held by those affiliates (referred to herein as the Initial Capitalization Warrants), which are immediately exercisable subject to customary deferral and cutback provisions.

       o The holders of Class B warrants to purchase 139,357 shares of DeCrane Holdings common stock may request two demand registrations together with all or any common stock held by them, which are immediately exercisable subject to customary deferral and cutback provisions.

       o The parties to the agreement are entitled to unlimited piggyback registration rights, subject to customary cutback provisions, and excluding registrations of shares issuable in connection with any employee stock options, employee benefit plan or an acquisition.

       o DeCrane Holdings will indemnify the stockholders against some liabilities and expenses, including liabilities under the Securities Act.

       o Any person acquiring shares of common stock or preferred stock who is required by the terms of the Investors' Agreement or any employment agreement or stock purchase, option, stock option or other compensation plan to become a party thereto shall execute an agreement to become bound by the Investors' Agreement.

       Each DeCrane Holdings' Initial Capitalization Warrant entitles the holder to purchase one share of common stock at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. The warrants are exercisable at any time prior to 5:00 p.m. New York City time on August 28, 2009, subject to applicable federal and state securities laws.

       Each DeCrane Holdings' Class B Warrant entitles the holder to purchase one share of common stock at an exercise price of not less than $0.01 per share subject to customary antidilution provisions and other customary terms. The warrants are exercisable at any time prior to 5:00 p.m. New York City time on June 30, 2010, subject to applicable federal and state securities laws.

TRANSACTIONS DURING 2000

       Briefly described below are transactions, or series of similar transactions, which occurred during the year ended December 31, 2000 that individually exceeds $60,000 as required by Securities and Exchange Commission rules. These transactions are also described in the notes accompanying our financial statements included in this report.

       In connection with financing our acquisitions of companies during 2000:

       o DLJ Merchant Banking and affiliates purchased 326,087 shares of DeCrane Holdings common stock for $7.5 million ($23.00 per share) and DeCrane Holdings, in turn, contributed the proceeds to DeCrane Aircraft;

       o Affiliates of DLJ Merchant Banking purchased 250,000 shares of DeCrane Aircraft 16% preferred stock and warrants to purchase 139,357 shares of DeCrane Holdings common stock for $25.0 million; subsequent to their initial purchase, the DLJ Merchant Banking affiliates sold 20% of the preferred stock and common stock warrants to Putnam Investment Management, Inc. and affiliates in a private transaction; and

       o DeCrane Aircraft amended it senior credit facility and borrowed an additional $55.0 million of term debt. DLJ Capital Funding, Inc., received customary fees and reimbursement of expenses in connection with the transaction.

       DeCrane Aircraft executive officers and management purchased 19,707 shares of DeCrane Holdings common stock for $23.00 per share. In addition, Mr. Fort purchased 1,000 shares of DeCrane Holdings common stock for $23.00 per share and was granted options to purchase 1,000 common shares at $23.00 per share and 2,000 common shares at $35.00 per share pursuant to the management incentive plan, which also pertains to independent non-management directors. Mr. Fort is presently the only director qualifying for the plan.

                INDEBTEDNESS OF EXECUTIVE OFFICERS AND DIRECTORS

       The following table sets forth all indebtedness owed to us by our executive officers and directors that individually exceeds $60,000 as required by Securities and Exchange Commission rules. All indebtedness set forth below results from purchases of DeCrane Holdings common stock and is payable to DeCrane Aircraft. The indebtedness, plus accrued interest, is payable upon the sale of the DeCrane Holdings stock held as collateral for each of the loans. See
Item 10, "Directors and Executive Officers of the Registrant" for information regarding each individual's relationship with DeCrane Aircraft and DeCrane Holdings.

                                                                           TOTAL INDEBTEDNESS TO DECRANE AIRCRAFT
                                                                                  AS OF DECEMBER 31, 2000
                                                                         -------------------------------------------
                                                NUMBER
                                              OF SHARES
                                               HELD AS       INTEREST      ACCRUED
                   NAME                     COLLATERAL(1)    RATE (2)     PRINCIPAL(3)  INTEREST (4)     TOTAL (5)
------------------------------------------- -------------  ------------- -------------  ------------- --------------

R. Jack DeCrane ..........................        56,521      5.74%      $   649,991    $    38,498   $   688,489
Charles H. Becker ........................        17,391      5.74           199,996         11,846       211,842
Richard J. Kaplan ........................        21,739      5.74           249,998         14,807       264,805
Jeffrey A. Nerland .......................         6,521      5.74            74,991          4,442        79,433
Jeffrey F. Smith .........................         8,695      5.74            99,992          5,922       105,914

------------------------

(1) Reflects the number of shares of DeCrane Holdings common stock held by DeCrane Aircraft as collateral for the loans.

(2) Reflects the applicable federal rate of interest charged on the loans. Interest is compounded annually.

(3)    Reflects the original principal amount of the loans.

(4)    Reflects accrued interest payable through December 31, 2000.

(5) Reflects the maximum amount of indebtedness during the year ended December 31, 2000.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K

                 LIST OF DOCUMENTS FILED AS PART OF THIS REPORT

1.     FINANCIAL STATEMENTS

       Our consolidated financial statements filed with this report are included in a separate section and the end of this report and are listed in an index on page F-1.

2.     FINANCIAL STATEMENT SCHEDULES

       Our consolidated financial statement schedules filed with this report are included in a separate section and the end of this report and are listed in an index on page F-1.

3.     EXHIBITS

       The following exhibits are filed as part of this report.

         EXHIBIT       FILING
          NUMBER      REFERENCE                                 EXHIBIT DESCRIPTION
       -------------  ---------  -----------------------------------------------------------------------------------

       3.1.1            (1)      Bylaws of DeCrane Holdings Co.
       3.1.2            (1)      Certificate of Incorporation of DeCrane Holdings Co.
       3.1.2.1          (11)     Certificate of Amendment of Certificate of Incorporation of DeCrane Holdings Co.
                                 dated May 8, 2000
       3.2.1            (1)      Certificate of Incorporation of DeCrane Aircraft Holdings, Inc.
       3.2.2            (1)      Bylaws of DeCrane Aircraft Holdings, Inc.
       3.3.1            (10)     Certificate of Formation and Certificate of Merger of Aerospace Display Systems,
                                 LLC
       3.3.2            (10)     Limited Liability Company Operating Agreement for Aerospace Display Systems, LLC
       3.4.1            (1)      Articles of Incorporation of Audio International, Inc.
       3.4.2            (1)      Amended & Restated Bylaws of Audio International, Inc.
       3.5.1            (1)      Articles of Incorporation of Avtech Corporation
       3.5.2            (1)      Bylaws of Avtech Corporation
       3.7.1            (1)      Certificate of Incorporation of Dettmers Industries, Inc. (formerly DAHX
                                 Acquisition, Inc.)
       3.7.2            (1)      Bylaws of Dettmers Industries, Inc.
       3.10.1           (1)      Articles of Incorporation of Hollingsead International, Inc.
       3.10.2           (1)      Bylaws of Hollingsead International Inc.
       3.11.1           (1)      Articles of Incorporation of Tri-Star Electronics International, Inc.
       3.11.2           (1)      Bylaws of Tri-Star Electronics International, Inc.
       3.12.1           (1)      Articles of Incorporation of PATS, Inc.
       3.12.2           (1)      Bylaws of PATS, Inc.

         EXHIBIT       FILING
          NUMBER      REFERENCE                                 EXHIBIT DESCRIPTION
       -------------  ---------  -----------------------------------------------------------------------------------

       3.12.3           (1)      Amendment to Articles of PATS, Inc.
       3.12.4           (1)      Amendment to Bylaws of PATS, Inc.
       3.13.1           (1)      Articles of Incorporation of Flight Refueling, Inc.
       3.13.2           (1)      Bylaws of Flight Refueling, Inc.
       3.14.1           (1)      Articles of Incorporation of Patrick Aircraft Tank Systems, Inc.
       3.14.2           (1)      Bylaws of Patrick Aircraft Tank Systems, Inc.
       3.15.1           (1)      Articles of Incorporation of PATS Aircraft and Engineering Corporation
       3.15.2           (1)      Bylaws of PATS Aircraft and Engineering Corporation
       3.16.1           (1)      Articles of Incorporation of PATS Support, Inc.
       3.16.2           (1)      Bylaws of PATS Support, Inc.
       3.17.1           (3)      Articles of Incorporation of PPI Holdings, Inc.
       3.17.2           (3)      Bylaws of PPI Holdings, Inc.
       3.18.1           (3)      Articles of Incorporation of Precision Pattern, Inc.
       3.18.2           (3)      Bylaws of Precision Pattern, Inc.
       3.19.1           (10)     Certificate of Formation and Certificate of Merger for Custom Woodwork &
                                 Plastics, LLC
       3.19.2           (10)     Limited Liability Company Operating Agreement for Custom Woodwork & Plastics, LLC
       3.20.1           (4)      Articles of Incorporation of PCI Acquisition Co., Inc.
       3.20.2           (4)      Bylaws of PCI Acquisition Co., Inc.
       3.21.1           (4)      Articles of Incorporation of International Custom Interiors, Inc.
       3.21.2           (4)      Bylaws of International Custom Interiors, Inc.
       3.22.1           (5)      Articles of Incorporation DAH-IP Holdings, Inc.
       3.22.2           (5)      Bylaws of DAH-IP Holdings, Inc.
       3.23.1           (5)      Articles of Incorporation of DAH-IP Infinity, Inc.
       3.23.2           (5)      Bylaws of DAH-IP Infinity, Inc.
       3.24.1           (5)      Certificate of Limited Partnership DAH-IP Acquisition Co., L.P. the General
                                 Partner, and DeCrane Aircraft Holdings, Inc., the Limited Partner
       3.24.2           (5)      Limited Partnership Agreement of DAH-IP Acquisition Co., L.P. among DAH-IP
                                 Holdings, Inc., the General Partner, and DeCrane Aircraft Holdings, Inc., the
                                 Limited Partner
       3.24.3           (5)      Assignment of Partnership Interest by DeCrane Aircraft Holdings, Inc. to DAH-IP
                                 Infinity, Inc.
       3.25.1           (8)      Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC
       3.25.2           (8)      Limited Liability Company Agreement of Carl F. Booth & Co., LLC
       3.26.1           (10)     Restated Articles of Incorporation of ERDA, Inc.
       3.26.2           (10)     Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.)
       3.27.1           (12)     Articles of Incorporation of Coltech, Inc.
       3.27.2           (12)     Bylaws of Coltech, Inc.
       3.28.1            *       Articles of Incorporation of DeCrane International Sales, Inc.

         EXHIBIT       FILING
          NUMBER      REFERENCE                                 EXHIBIT DESCRIPTION
       -------------  ---------  -----------------------------------------------------------------------------------

       3.28.2            *       Bylaws (No. 1) of DeCrane International Sales, Inc.
       3.29.1            *       Certificate of Limited Partnership of DeCrane Aircraft Furniture Co., LP
       3.29.2            *       Limited Partnership Agreement of DeCrane Aircraft Furniture Co., LP
       4.1              (1)      Indenture dated October 5, 1998 between DeCrane Aircraft and State Street Bank and Trust Company
       4.1.1            (1)      Supplemental Indenture dated January 22, 1999 among PATS, Inc. and its subsidiaries, the other guarantors under the Indenture, DeCrane Aircraft and
                                 State Street Bank and Trust Company
       4.1.2            (2)      Supplemental Indenture to be dated April 23, 1999 among PPI Holdings, Inc.,
                                 Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane
                                 Aircraft and State Street Bank and Trust Company
       4.1.3            (12)     Supplemental Indenture to be dated August 5, 1999 among CWP Acquisition, Inc.
                                 d/b/a Custom Woodwork & Plastics, Inc., the other guarantors under the Indenture,
                                 DeCrane Aircraft and State Street Bank and Trust Company
       4.1.4            (12)     Supplemental Indenture to be dated October 6, 1999 among PCI Acquisition Co.,
                                 Inc. d/b/a PCI Newco, Inc., the other guarantors under the Indenture, DeCrane
                                 Aircraft and State Street Bank and Trust Company
       4.1.5            (12)     Supplemental Indenture to be dated October 8, 1999 among International Custom
                                 Interiors, Inc., the other guarantors under the Indenture, DeCrane Aircraft and
                                 State Street Bank and Trust Company
       4.1.6            (12)     Supplemental Indenture to be dated December 17, 1999 among DAH-IP Acquisition,
                                 L.P. d/b/a Infinity Partners, L.P., DAH-IP Holdings, Inc., DAH-IP Infinity, Inc.,
                                 the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company
       4.1.7            (12)     Supplemental Indenture to be dated May 11, 2000 among Booth Acquisition, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and
                                 Trust Company
       4.1.8            (12)     Supplemental Indenture to be dated June 16, 2000 among DeCrane Aircraft Furniture
                                 Co., L.P., the other guarantors under the Indenture, DeCrane Aircraft and State
                                 Street Bank and Trust Company
       4.1.9            (12)     Supplemental Indenture to be dated June 30, 2000 among ERDA, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust
                                 Company
       4.1.10           (12)     Supplemental Indenture to be dated August 31, 2000 among Coltech, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust
                                 Company
       4.3              (1)      DeCrane Holdings Co. Warrants to Purchase 155,000 Shares of Common Stock
       4.3.1            (10)     Form of Class B Warrant for the Purchase of Shares of Common Stock of DeCrane
                                 Holdings Co.
       4.4              (1)      Warrant Registration Rights Agreement - DeCrane Holdings Co.
       4.5              (1)      Certificate of Designations, Preferences and Rights of 14% Senior Redeemable
                                 Exchangeable Preferred Stock Due 2008

         EXHIBIT       FILING
          NUMBER      REFERENCE                                 EXHIBIT DESCRIPTION
       -------------  ---------  -----------------------------------------------------------------------------------

       4.5.1            (10)     Amendment No. 1 to the Certificate of Designations, Preferences and Rights of 14%
                                 Senior Redeemable Exchangeable Preferred Stock Due 2008, effective June 29, 2000
       10.1             (10)     Securities Purchase Agreement dated as of June 30, 2000 among DeCrane Aircraft
                                 Holdings, Inc., DeCrane Holdings Co. and the purchasers named therein
       10.2             (12)     Amended and Restated Investors' Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein
       10.5             (1)      Tax Sharing Agreement dated March 15, 1993 between DeCrane Aircraft and several subsidiaries
       10.6 **          (1)      Employment Agreement dated July 17, 1998 between DeCrane Aircraft Holdings, Inc.
                                 and R. Jack DeCrane
       10.6.1 **         *       First Amendment to Employment Agreement dated May 5, 2000 between DeCrane
                                 Aircraft Holdings, Inc. and R. Jack DeCrane
       10.7 **          (1)      401(K) Salary Reduction Non-Standardized Adoption Agreement dated April 30, 1992 between the Company and The Lincoln National Life Insurance Company
       10.8             (1)      Form of Subscription Agreement for DeCrane Holdings Co. common and preferred stock by certain members of Global Technology Partners LLC
       10.10            (1)      Credit Agreement dated August 28, 1998 by and among DeCrane Aircraft Holdings,
                                 Inc. (successor by merger to DeCrane Finance Co.) and DLJ Capital Funding, Inc.
       10.10.1          (1)      First Amendment to Credit Agreement dated January 22, 1999
       10.10.2          (6)      Second Amended and Restated Credit Agreement dated as of December 17, 1999 among
                                 DeCrane Aircraft, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent
       10.10.3          (9)      Third Amended and Restated Credit Agreement dated as of May 11, 2000 among
                                 DeCrane Aircraft, the lenders listed therein, DLJ Capital Funding, Inc., as syndication agent, and Bank One NA, as administrative agent
       10.10.3.1        (12)     First Amendment to the Third Amended and Restated Credit Agreement dated as of
                                 May 11, 2000 among DeCrane Aircraft, the lenders listed therein, DLJ Capital
                                 Funding, Inc., as syndication agent, and Bank One NA, as administrative agent
       10.19 **         (5)      Amended Management Incentive Stock Option Plan
       10.20 **         (5)      Amended Stock Subscription Agreement
       10.21 **         (5)      Amended Incentive Bonus Plan
       10.22 **         (7)      Executive Deferred Compensation Plan
       10.23.1 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Michael
                                 S. Abeles
       10.23.2 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Charles
                                 H. Becker

         EXHIBIT       FILING
          NUMBER      REFERENCE                                 EXHIBIT DESCRIPTION
       -------------  ---------  -----------------------------------------------------------------------------------

       10.23.3 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Richard
                                 J. Kaplan
       10.23.4 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and James E.
                                 Mann
       10.23.5 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Robert G.
                                 Martin
       10.23.6 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Brian K.
                                 Moody
       10.23.7 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Jeffrey
                                 A. Nerland
       10.23.8 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Jeffrey
                                 F. Smith
       10.23.9 **        *       Change of Control Agreement between DeCrane Aircraft Holdings, Inc. and Eric D.
                                 Steidl
       21.1              *       List of Subsidiaries of Registrant
       23.1              *       Consent of PricewaterhouseCoopers LLP
       99.1              *       Unaudited Pro Forma Financial Data for the year ended December 31, 2000

------------------------

*      Filed herewith.

** Denotes management contracts and compensatory plans and arrangements required to be filed as exhibits to this report.

(1) Filed as an exhibit to our Registration Statement (Registration No. 333-70363) on Form S-1 (Amendment No. 1) filed with the Commission on March 3, 1999.

(2) Filed as an exhibit to our Registration Statement (Registration No. 333-70363) on Form S-1 (Amendment No. 2) filed with the Commission on April 23, 1999.

(3) Filed as an exhibit to our Registration Statement (Registration No. 333-70363) on Form S-1 (Amendment No. 3) filed with the Commission on May 6, 1999.

(4) Filed as an exhibit to our Form 8-K dated August 5, 1999 filed with the Commission on October 19, 1999.

(5) Filed as an exhibit to our Form 8-K dated December 17, 1999 filed with the Commission on December 31, 1999.

(6) Filed as an exhibit to our Form 10-K dated December 31, 1999 filed with the Commission on March 30, 2000.

(7) Filed as an exhibit to our Form 10-Q dated March 31, 2000 filed with the Commission on May 9, 2000.

(8) Filed as an exhibit to our Form 8-K dated May 11, 2000 filed with the Commission on May 25, 2000.

(9) Filed as an exhibit to our Form 8-K (Amendment No. 1) dated May 11, 2000 filed with the Commission on June 16, 2000.

(10) Filed as an exhibit to our Form 8-K (Amendment No. 1) dated June 30, 2000 filed with the Commission on August 2, 2000.

(11) Filed as an exhibit to our Form 10-Q dated June 30, 2000 filed with the Commission on August 14, 2000.

(12) Filed as an exhibit to our Form 10-Q dated September 30, 2000 filed with the Commission on November 14, 2000.

      REPORTS OF FORM 8-K FILED DURING THE QUARTER ENDED DECEMBER 31, 2000

None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECRANE HOLDINGS CO. (REGISTRANT)

By:    /s/  Thompson Dean                    By:    /s/  Richard J. Kaplan
       -----------------------------------           -----------------------------------
       Thompson Dean                                Richard J. Kaplan
       President                                    Assistant Secretary and Assistant
                                                    Treasurer (chief accounting officer)

Date:    March 29, 2001


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:      /s/  Thompson Dean                   By:     /s/  R. Jack Decrane
        ----------------------------------           -----------------------------------
         Thompson Dean                               R. Jack DeCrane
         Chairman of the Board of Directors          Vice Chairman of Board of Directors


By:      /s/  John F. Fort, III               By:    /s/  Susan C. Schnabel
        ----------------------------------           -----------------------------------
         John F. Fort, III                           Susan C. Schnabel
         Director                                    Director

Date:    March 29, 2001

  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               PAGE
                                                                                                              -----
CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Accountants .......................................................................     F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 .............................................     F-4

Consolidated Statements of Operations for the eight months ended August 31, 1998 (predecessor),
   the four months ended December 31, 1998 and the years ended December 31, 1999 and 2000 ................     F-5

Consolidated Statements of Stockholders' Equity for the eight months ended August 31, 1998
   (predecessor), the four months ended December 31, 1998 and the years ended
   December 31, 1999 and 2000 ............................................................................     F-6

Consolidated Statements of Cash Flows for the eight months ended August 31, 1998 (predecessor),
   the four months ended December 31, 1998 and the years ended December 31, 1999 and 2000 ................     F-7

Notes to Consolidated Financial Statements ...............................................................     F-8




CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

For the eight months ended August 31, 1998 (predecessor), the four months ended
   December 31, 1998 and the years ended December 31, 1999 and 2000:

     II - Valuation and Qualifying Accounts ..............................................................    F-51


     All other schedules are omitted because they are either not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
DeCrane Holdings Co.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of DeCrane Holdings Co. and its subsidiary at December 31, 1999 and 2000, and the results of their operations and their cash flows for the four months ended December 31, 1998 and the years ended December 31, 1999 and 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 9, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
DeCrane Aircraft Holdings, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of DeCrane Aircraft Holdings, Inc. and its subsidiaries for the eight months ended August 31, 1998, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 9, 2001

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                              1999          2000
                                                                                          -----------  ------------
ASSETS

Current assets
   Cash and cash equivalents ...........................................................  $     7,918   $     8,199
   Accounts receivable, net ............................................................       45,342        59,023
   Inventories .........................................................................       58,721        83,677
   Deferred income taxes ...............................................................        5,592        15,090
   Prepaid expenses and other current assets ...........................................        2,114           987
                                                                                          -----------   -----------
     Total current assets ..............................................................      119,687       166,976

Property and equipment, net ............................................................       37,700        59,491
Other assets, principally intangibles, net .............................................      374,111       439,582
                                                                                          -----------   -----------
         Total assets ..................................................................  $   531,498   $   666,049
                                                                                          ===========   ===========

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Current liabilities
   Current portion of long-term debt ...................................................  $     5,070   $     9,289
   Accounts payable ....................................................................       14,948        20,304
   Accrued liabilities .................................................................       66,844        76,364
   Income taxes payable ................................................................        3,576         3,505
                                                                                          -----------   -----------
     Total current liabilities .........................................................       90,438       109,462

Long-term debt .........................................................................      310,581       373,990
Deferred income taxes ..................................................................       21,249        37,013
Other long-term liabilities ............................................................        2,989         2,650

Commitments and contingencies (Note 14)

Minority interest in preferred stock of subsidiary .....................................           --        23,179
Mandatorily redeemable preferred stock .................................................       41,178        47,252
                                                                                          -----------   -----------

Stockholders' equity

   Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized;
     none issued and outstanding as of December 31, 1999 and 2000.......................           --            --
   Common stock, $.01 par value, 4,500,000 and 10,000,000 shares authorized as of December 31, 1999 and 2000, respectively;
     3,571,827 and 3,914,274 shares issued and outstanding as of
     December 31, 1999 and 2000, respectively...........................................           36            39
   Additional paid-in capital ..........................................................       75,944        82,298
   Notes receivable for shares sold ....................................................       (2,468)       (2,552)
   Accumulated deficit .................................................................       (6,923)       (5,595)
   Accumulated other comprehensive loss ................................................       (1,526)       (1,687)
                                                                                          -----------   -----------
     Total stockholders' equity ........................................................       65,063        72,503
                                                                                          -----------   -----------
       Total liabilities and stockholders' equity ......................................  $   531,498   $   666,049
                                                                                          ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                           (PREDECESSOR)
                                                           ------------
                                                           EIGHT MONTHS       FOUR MONTHS     YEAR         YEAR
                                                               ENDED             ENDED        ENDED        ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999         2000
                                                            -----------      -----------  -----------   -----------

Revenues .................................................  $    90,077      $    60,356  $   244,048   $   347,379
Cost of sales ............................................       60,101           42,739      165,871       232,048
                                                            -----------      -----------  -----------   -----------

       Gross profit ......................................       29,976           17,617       78,177       115,331
                                                            -----------      -----------  -----------   -----------

Operating expenses
   Selling, general and administrative expenses ..........       19,351           10,274       40,157        45,394
   Amortization of intangible assets .....................        1,347            3,148       13,073        17,948
                                                            -----------      -----------  -----------   -----------
       Total operating expenses ..........................       20,698           13,422       53,230        63,342
                                                            -----------      -----------  -----------   -----------

       Income from operations ............................        9,278            4,195       24,947        51,989

Other expenses
   Interest expense ......................................        2,350            6,867       27,903        41,623
   Minority interest in preferred stock of subsidiary ....           --               --           --         2,274
   Terminated debt offering expenses .....................          600               --           --            --
   Other expenses, net ...................................          247              335          447           482
                                                            -----------      -----------  -----------   -----------

Income (loss) before provision (benefit) for income
   taxes and extraordinary item ..........................        6,081           (3,007)      (3,403)        7,610
Provision (benefit) for income taxes .....................        2,892           (2,668)         952         6,282
                                                            -----------      -----------  -----------   -----------

Income (loss) before extraordinary item ..................        3,189             (339)      (4,355)        1,328
Extraordinary loss from debt refinancing, net of
   income tax benefit ....................................           --           (2,229)          --            --
                                                            -----------      ------------ -----------   -----------

Net income (loss) ........................................        3,189           (2,568)      (4,355)        1,328

Noncash preferred stock dividend accretion ...............           --           (1,642)      (5,294)       (6,074)
                                                            -----------      -----------  -----------   -----------

Net income (loss) applicable to
   common stockholder ....................................  $     3,189      $    (4,210) $    (9,649)  $    (4,746)
                                                            ===========      ===========  ===========   ===========


     The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          NOTES                ACCUMULATED
                                            COMMON STOCK     ADDITIONAL RECEIVABLE               OTHER
                                        --------------------   PAID-IN  FOR SHARES ACCUMULATED COMPREHENSIVE
                                         SHARES     AMOUNT     CAPITAL     SOLD      DEFICIT      LOSS         TOTAL
                                        ---------  ---------  ---------  ---------  ---------  ---------     ---------
PREDECESSOR

Balance, December 31, 1997 ...........  5,318,563  $      53  $  51,057  $      --  $ (11,444) $    (139)   $  39,527

Comprehensive income
   Net income ........................         --         --         --         --      3,189         --        3,189
   Translation adjustment ............         --         --         --         --         --         94           94
                                                                                                            ---------
                                                                                                                3,283
                                                                                                            ---------
Sale of common stock .................  2,206,177         22     34,793         --         --         --       34,815

Exercise of stock options ............    575,692          6      8,206         --         --         --        8,212
                                        ---------  ---------  ---------  ---------  ---------  ---------    ---------

Balance, August 31, 1998 .............  8,100,432  $      81  $  94,056  $      --  $  (8,255) $     (45)   $  85,837
                                        =========  =========  =========  =========  =========  =========    =========


Sale of common stock .................  2,826,087  $      28  $  64,477  $      --  $      --  $      --    $  64,505

Comprehensive income
   Net loss ..........................         --         --         --         --     (2,568)        --       (2,568)
   Translation adjustment ............         --         --         --         --         --        274          274
                                                                                                            ---------
                                                                                                               (2,294)
                                                                                                            ---------
Sale of preferred and common stock and
   related notes receivable issued in
   connection with share sold ........     20,098         --        462       (352)        --         --          110

Value of warrants issued with debt
   offering                                    --         --      1,200         --         --         --        1,200

Noncash dividend accretion on
   preferred stock ...................         --         --     (1,642)        --         --         --       (1,642)
                                        ---------  ---------  ---------  ---------  ---------  ---------    ---------

Balance, December 31, 1998 ...........  2,846,185         28     64,497       (352)    (2,568)       274       61,879

Comprehensive income
   Net loss ..........................         --         --         --         --     (4,355)        --       (4,355)
   Translation adjustment ............         --         --         --         --         --     (1,800)      (1,800)
                                                                                                            ---------
                                                                                                               (6,155)
                                                                                                            ---------
Sale of common stock and related notes
   receivable issued in connection
   with shares sold ..................    725,642          8     16,598     (2,095)        --         --       14,511

Noncash dividend accretion on
   preferred stock ...................         --         --     (5,294)        --         --         --       (5,294)

Compensatory stock option expense ....         --         --        143         --         --         --          143

Notes receivable interest accrued ....         --         --         --        (21)        --         --          (21)
                                        ---------  ---------  ---------  ---------  ---------  ---------    ---------

Balance, December 31, 1999 ...........  3,571,827         36     75,944     (2,468)    (6,923)    (1,526)      65,063

Comprehensive income
   Net income ........................         --         --         --         --      1,328         --        1,328
   Translation adjustment ............         --         --         --         --         --       (161)        (161)
                                                                                                            ---------
                                                                                                                1,167
                                                                                                            ---------
Sale of common stock, net of stock
   repurchased and canceled ..........    342,447          3      7,848         51         --         --        7,902

Value of warrants issued with sale of
   preferred stock by subsidiary .....         --         --      4,019         --         --         --        4,019

Noncash dividend accretion on
   preferred stock ...................         --         --     (6,074)        --         --         --       (6,074)

Compensatory stock option expense ....         --         --        561         --         --         --          561

Notes receivable interest accrued ....         --         --         --       (135)        --         --         (135)
                                        ---------  ---------  ---------  ---------  ---------  ---------    ---------

Balance, December 31, 2000 ...........  3,914,274  $      39  $  82,298  $  (2,552) $  (5,595) $  (1,687)   $  72,503
                                        =========  =========  =========  =========  =========  =========    =========



     The accompanying notes are an integral part of the consolidated financial statements.

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS       FOUR MONTHS     YEAR         YEAR
                                                               ENDED             ENDED        ENDED        ENDED
                                                            AUGUST 31,       DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                                               1998              1998          1999          2000
                                                            -----------      -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) .....................................  $     3,189      $    (2,568) $    (4,355)  $     1,328
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities
       Depreciation and amortization .....................        4,454            4,998       20,802        29,445
       Minority interest in preferred stock of subsidiary            --               --           --         2,274
       Noncash portion of restructuring charge ...........           --               --        7,242            --
       Deferred income taxes .............................       (2,339)          (5,072)        (380)        5,121
       Extraordinary loss from debt refinancing ..........           --            2,229           --            --
       Other, net ........................................         (360)             (97)         132           773
   Changes in assets and liabilities, net of effect
     from acquisitions
       Accounts receivable ...............................       (3,621)          (2,929)         379        (4,157)
       Inventories .......................................       (2,017)           4,313      (15,358)      (11,302)
       Prepaid expenses and other assets .................          (58)            (562)          96         2,048
       Accounts payable ..................................       (1,127)          (1,754)       3,754         2,259
       Accrued liabilities ...............................        3,524            2,250        3,703       (10,799)
       Income taxes payable ..............................        1,374              108          862           583
       Other long-term liabilities........................           (5)              92       (1,677)         (790)
                                                            -----------      -----------  -----------   -----------
         Net cash provided by operating activities .......        3,014            1,008       15,200        16,783
                                                            -----------      -----------  -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Cash paid for acquisitions, net of cash acquired ......      (85,808)        (185,126)    (145,706)      (89,546)
   Capital expenditures ..................................       (1,745)          (1,813)      (7,262)      (22,689)
   Other, net ............................................          175               --          194            71
                                                            -----------      -----------  -----------   -----------
         Net cash used for investing activities ..........      (87,378)        (186,939)    (152,774)     (112,164)
                                                            -----------      -----------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Financing of DeCrane Aircraft acquisition, net ........           --          190,865           --            --
   Term debt borrowings ..................................           --               --      135,000        55,000
   Net proceeds from sale of preferred stock
     and warrants ........................................           --               --           --        24,924
   Net borrowings (repayments) under revolving
     line of credit agreements ...........................       91,261           (1,103)      (5,800)       12,400
   Proceeds from sale of common stock ....................           --               --       14,511         7,902
   Customer advance and other borrowings .................           --               --        5,000         3,451
   Principal payments on term debt, capitalized
     leases and other debt ...............................       (1,317)            (458)      (1,953)       (5,824)
   Deferred financing costs ..............................           --               --       (4,348)       (1,900)
   Other, net ............................................          (73)             (36)        (358)         (297)
                                                            -----------      -----------  -----------   -----------
         Net cash provided by financing activities .......       89,871          189,268      142,052        95,656
                                                            -----------      -----------  -----------   -----------

Effect of foreign currency translation on cash ...........           26              181          (78)            6
                                                            -----------      -----------  -----------   -----------
Net increase in cash and cash equivalents ................        5,533            3,518        4,400           281
Cash and cash equivalents at beginning of period .........          206               --        3,518         7,918
                                                            -----------      -----------  -----------   -----------
Cash and cash equivalents at end of period ...............  $     5,739      $     3,518  $     7,918   $     8,199
                                                            ===========      ===========  ===========   ===========

     The accompanying notes are an integral part of the consolidated financial statements.

                DECRANE AIRCRAFT HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND DESCRIPTION OF BUSINESS

     In July 1998, DeCrane Holdings Co. (the "Company" or "DeCrane Holdings") was incorporated as a Delaware corporation. As a result of the DLJ acquisition in August 1998 (Note 2), DeCrane Aircraft Holdings, Inc. ("DeCrane Aircraft") became a wholly-owned subsidiary of DeCrane Holdings. DeCrane Aircraft is the predecessor of DeCrane Holdings, and financial information for DeCrane Aircraft is presented for the eight months ended August 31, 1998. From inception through August 27, 1998, DeCrane Holdings had no operations or cash flows. References to the "Company" include both DeCrane Holdings and DeCrane Aircraft.

     Through its subsidiary, DeCrane Holdings is a leading provider of integrated assemblies, sub-assemblies and component parts to the aircraft industry. During 1999, the Company reorganized its businesses into three separate operating groups: Cabin Management, Specialty Avionics and Systems Integration.

BASIS OF PRESENTATION

     DeCrane Holdings is a holding company, which has no material operations or assets separate from its investment in DeCrane Aircraft. The consolidated financial statements as of December 31, 1999 and 2000 and for the four months ended December 31, 1998 and the years ended December 31, 1999 and 2000 include the accounts of DeCrane Holdings and its subsidiary. The consolidated financial statements of the predecessor include the accounts of DeCrane Aircraft and all wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation.

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

OTHER ASSETS

     Goodwill is amortized on a straight-line basis over thirty years from the date the acquisition occurred. Additional goodwill resulting from contingent consideration payments subsequent to the acquisition date is amortized prospectively over the remaining period of the initial thirty-year term. Other intangibles are amortized on a straight-line basis over their estimated useful lives, ranging from five to fifteen years. Deferred financing costs are amortized using either the straight-line or effective interest method, over the term of the related debt.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

     The Company reviews long-lived assets and certain intangible assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. In 1999, the Company recorded a $1,259,000 pre-tax charge to reflect the impairment loss resulting from the closing of a manufacturing facility (Note 4).

ACCRUED WARRANTIES

     The Company sells some products to customers with various repair or replacement warranties. The terms of the warranties vary according to the customer and/or product involved. The most common warranty periods are either the earlier of twelve to sixty months from the date of delivery to the operator or forty-two months from the date of manufacture.

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

     The Company enters into Swiss franc forward exchange contracts to purchase Swiss francs as a general economic hedge against foreign inventory procurement and manufacturing costs. Market value gains and losses on forward foreign exchange contracts recognized in the consolidated statements of operations aggregated a realized net gain (loss) of $323,000 for the eight months ended August 31, 1998 and $146,000 for the four months ended December 31, 1998. The Company had no open forward exchange contracts as of December 31, 1998 and did not enter in any such contracts during the years ended December 31, 1999 and 2000.

INCOME TAXES

     Deferred income taxes are determined using the liability method. A deferred tax asset or liability is determined based on the difference between the financial statement and tax basis of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Deferred tax expense is the result of changes in the deferred tax asset or liability. If necessary, valuation allowances are established to reduce deferred tax assets to their expected realizable values.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     All financial instruments are held for purposes other than trading. The estimated fair value of the Company's long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities. The estimated fair value of the Company's $100,000,000 senior subordinated debt was approximately $92,000,000 at December 31, 1999 and $91,000,000 at December 31, 2000. All other non-derivative financial instruments as of December 31, 1999 and 2000 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The financial statements of the Company's U.K. and Swiss subsidiaries have been translated into U.S. dollars from their functional currencies, pounds sterling and Swiss francs, respectively, in the consolidated financial statements. Assets and liabilities have been translated at the exchange rate on the balance sheet date and income statement amounts have been translated at average exchange rates in effect during the period. The net translation adjustment is reflected as a component of accumulated comprehensive income or loss within stockholders' equity.

     Realized foreign currency exchange gains (losses) included in other income or expense in the consolidated statements of operations were ($411,000) for the eight months ended August 31, 1998, ($262,000) for the four months ended December 31, 1998, $530,000 for the year ended December 31, 1999 and $351,000 for the year ended December 31, 2000.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs are expensed as incurred. Such costs were $1,195,000 for the eight months ended August 31, 1998, $832,000 for the four months ended December 31, 1998, $4,264,000 for the year ended December 31, 1999 and $4,630,000 for the year ended December 31, 2000.

STOCK OPTION PLAN

     As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

REVENUE RECOGNITION

     Revenues from the sale of manufactured products, except for products manufactured under long-term contracts, are recorded when products are shipped. Revenues from long-term contracts are recognized under the percentage-of-completion method using the total contract price, actual costs incurred to date and an estimate of the completion costs. Any anticipated losses on contracts are charged to operations when identified.

STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, cash equivalents include short-term, highly liquid investments with original maturities of three months or less.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. It also requires that gains or losses resulting from changes in the values of those derivatives be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. Adoption of SFAS No. 133, as amended by SFAS No. 137 in June 1999, is required for the fiscal year beginning January 1, 2001. The Company adopted SFAS No. 133 effective January 1, 2001; the adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarizes the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The bulletin was effective in the fourth quarter of 2000. The Company was in compliance with these standards; accordingly, the adoption of SAB No. 101 did not have an impact on its consolidated financial position, results of operations or cash flows.

NOTE 2. THE DLJ ACQUISITION

     In July 1998, DeCrane Holdings Co., a newly incorporated entity, and two other holding companies were organized by DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities to carry out a tender offer for all the shares of the DeCrane Aircraft's common stock, including options to purchase shares which became immediately vested, for $23.00 per share. At the completion of the tender offer in August 1998, the two other holding companies merged with the DeCrane Aircraft. All of DeCrane Aircraft's previously outstanding shares were canceled and, as a result, DeCrane Aircraft became a wholly-owned subsidiary of DeCrane Holdings. DeCrane Aircraft incurred nonrecurring charges totaling $3.6 million (pre-tax) during the eight months ended August 31, 1998 in conjunction with the transaction. This transaction is referred to herein as the DLJ acquisition.

     The gross purchase price for the shares and options was $186.3 million. Assets acquired and liabilities assumed have been recorded at their estimated fair values based on an independent appraisal and, accordingly, historical values were increased as follows:

     o    $4.4 million to inventory;

     o    $2.6 million to property and equipment; and

     o    $50.0 million to certain identifiable intangible assets.

     The excess of the purchase price over the fair value of the net assets acquired totaling $70.0 million was allocated to goodwill. The increase in inventory value was expensed as the inventory was sold during the four months ended December 31, 1998. The intangible assets, other than goodwill, are being amortized on a straight-line basis over periods ranging from five to fifteen years. Goodwill is being amortized on a straight-line basis over a period of thirty years. As a result of the tender offer, the Company terminated a debt offering which was in process at that time and recorded a $0.6 million pre-tax charge for the eight months ended August 31, 1998 for the estimated costs incurred.

     Concurrent with the DLJ acquisition, DeCrane Aircraft was required to repay all of its borrowings under its then existing credit facility. In order to fund the purchase of the shares in the tender offer, repay the credit facility and pay expenses incurred in connection therewith, DeCrane Aircraft:

     o received a $99.0 million equity contribution from DeCrane Holdings of its proceeds from the sale of preferred and common stock to DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities;

     o    entered into a new syndicated senior secured credit facility; and

     o issued $100.0 million of senior subordinated increasing rate notes (referred to herein as the bridge notes).

     In October 1998, subsequent to DeCrane Aircraft's acquisition by DeCrane Holdings and its related financing, the bridge notes were repaid with the proceeds from DeCrane Aircraft's issuance of $100.0 million of 12% senior subordinated notes, which were paired with warrants to purchase 155,000 shares of DeCrane Holdings common stock. In conjunction with the repayment of the DeCrane Aircraft's existing credit facility indebtedness concurrent with the DLJ acquisition and the repayment of the bridge notes, DeCrane Aircraft recorded a $2.2 million extraordinary charge, net of income tax benefit of $1.5 million, during the four months ended December 31, 1998.

NOTE 3. ACQUISITIONS

     During the three years ended December 31, 2000, the Company acquired:

     CABIN MANAGEMENT GROUP

     o substantially all of the assets of Dettmers Industries, Inc., a Florida-based designer and manufacturer of seats for corporate aircraft, on June 30, 1998;

     o all of the common stock of Precision Pattern, Inc., a Kansas-based designer and manufacturer of interior furniture components for corporate aircraft, on April 23, 1999;

     o substantially all of the assets of Custom Woodwork & Plastics, Inc., a Georgia-based designer and manufacturer of interior furniture components for corporate aircraft, on August 5, 1999;

     o substantially all of the assets of PCI NewCo, Inc., a Kansas-based manufacturer of composite material and components for corporate aircraft, on October 6, 1999;

     o all of the common stock of International Custom Interiors, Inc., a Florida-based designer and manufacturer of interior furniture components and provider of upholstery services for corporate aircraft, on October 8, 1999;

     o substantially all of the assets of The Infinity Partners, Ltd., a Texas-based designer and manufacturer of interior furniture components for middle- and high-end corporate aircraft, on December 17, 1999;

     o substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

     o all of the common stock of ERDA, Inc., a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000;

     SPECIALTY AVIONICS GROUP

     o all of the common stock of Avtech Corporation, a Washington-based designer and manufacturer of avionics components for commercial and corporate aircraft, on June 26, 1998;

     o all of the common stock of Coltech, Inc., an Arizona-based designer and manufacturer of audio components for commercial and corporate aircraft, on August 31, 2000; and

     SYSTEMS INTEGRATION GROUP

     o all of the common stock of PATS, Inc., a Maryland-based designer, manufacturer and installer of auxiliary fuel tank systems for corporate aircraft and a manufacturer of aircraft auxiliary power units, on January 22, 1999.

       The acquisitions were accounted for as purchases and the assets acquired and liabilities assumed have been recorded at their estimated fair values. The consolidated financial statements reflect the acquired companies subsequent to their respective acquisition dates. The acquisitions are summarized in the following table.


                                                                        (PREDECESSOR)
                                                                        EIGHT MONTHS          YEAR         YEAR
                                                                            ENDED             ENDED        ENDED
                                                                         AUGUST 31,       DECEMBER 31,  DECEMBER 31,
                                                                            1998              1999         2000
                                                                         -----------      -----------   -----------
                                                                       (IN THOUSANDS)           (IN THOUSANDS)
Paid in cash
   Purchase price .....................................................  $    85,552      $   140,819   $    55,852
   Acquisition related costs ..........................................        1,519            4,491         3,511
                                                                         -----------      -----------   -----------
     Total purchase price .............................................  $    87,071      $   145,310   $    59,363
                                                                         ===========      ===========   ===========

Maximum determinable contingent consideration payable,
   based on future attainment of defined performance criteria .........  $     2,000      $    48,950   $     2,000
                                                                         ===========      ===========   ===========

Adjustments to reflect assets acquired at fair value
   Increase to historical value of inventory acquired .................  $        --      $     1,606   $        --
   Increase to historical value of property and equipment .............        6,672               --            --
   Identifiable intangible assets recorded ............................           --           15,341        18,936
   Difference between the total purchase price and fair value of the net assets acquired recorded as goodwill at the
     time of acquisition ..............................................       59,979          110,922        41,622

     The 1998 acquisitions were funded with borrowings under the Company's then existing credit facility. The 1999 and 2000 acquisitions were funded with borrowings under the Company's senior credit facility, proceeds from the sale of common and preferred stock as described in Note 12, and a $5,000,000 customer advance to be offset against amounts receivable from future product deliveries.

     The increase in inventory value was charged to operations as the inventory was sold during the periods immediately following acquisition. Identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives, ranging from seven to fifteen years. Goodwill is being amortized on a straight-line basis over thirty years. The amount of contingent consideration paid in the future, if any, will increase goodwill and will be amortized prospectively over the remaining period of the initial thirty-year term.

     Based upon the acquired companies level of attainment of their defined performance criteria during the three years ended December 31, 2000, the Company recorded contingent consideration payable of $3,000,000 in 1998, $29,825,000 in 1999 and $20,154,000 in 2000, resulting in a corresponding increase in goodwill. The contingent consideration is included in accrued liabilities in the consolidated financial statements. The Company's maximum determinable contingent consideration payment obligations remaining as of December 31, 2000 are described in Note 14.

     Unaudited pro forma consolidated results of operations are presented in the table below for the years ended December 31, 1999 and 2000. The results of operations reflect the Company's acquisitions as if all of these transactions were consummated as of January 1, 1999.

                                                                                               PRO FORMA FOR THE
                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          -------------------------
                                                                                              1999         2000
                                                                                          -----------   -----------
                                                                                           (UNAUDITED, IN THOUSANDS)

Revenues ...............................................................................  $   335,542   $   371,584
EBITDA, as defined (Note 18) ...........................................................       78,455        89,160
Net loss ...............................................................................       (6,735)          (79)

     The pro forma results of operations do not purport to represent what actual results would have been if the transactions described above occurred on such dates or to project the results of operations for any future period. The above information reflects adjustments for inventory, depreciation, amortization, general and administrative expenses and interest expense based on the new cost basis and debt and capital structure of the Company following the acquisitions.

     During 2000, three customers accounted for more than 10% of the Company's consolidated revenues (Note 18). If the Company had completed its 1999 and 2000 acquisitions at the beginning of 1999, revenues from these customers would have been as follows:

                                                                                               PRO FORMA FOR THE
                                                                                            YEAR ENDED DECEMBER 31,
                                                                                          --------------------------
                                                                                              1999           2000
                                                                                          ------------  ------------
                                                                                           (UNAUDITED, IN THOUSANDS)

Bombardier .............................................................................  $    42,391   $    65,746
Boeing .................................................................................       47,366        53,735
Textron ................................................................................       47,654        53,669
                                                                                          -----------   -----------
   Total ...............................................................................  $   137,411   $   173,150
                                                                                          ===========   ===========

     Complete loss of any of the customers identified above could have a significant adverse impact on the results of operations expected in future periods.

NOTE 4. RESTRUCTURING, ASSET IMPAIRMENT AND OTHER NONRECURRING CHARGES

     In December 1999, the Company announced a plan to reorganize and restructure the operations of two of its subsidiaries within the Systems Integration Group. The restructuring was a result of a management decision to exit the manufacturing business at these subsidiaries and consolidate and relocate operations into one facility to more efficiently and effectively manage the business and be more competitive.

     In connection with the restructuring plan, the Company recorded nonrecurring pre-tax charges to operations of $9,935,000 in 1999 for restructuring costs including severance and other exit costs, asset impairments and inventory reserves. Of this amount, $5,983,000 is included in cost of goods sold for inventory write-downs as a consequence of exiting the manufacturing business. The remaining $3,952,000 is included in selling, general and administration expenses related to all other restructuring costs, as described below:

     o The Company's restructuring plan resulted in the impairment of certain property and equipment related to the closing of the manufacturing facility. As a result, these assets were written down to their net realizable value.

     o Lease termination and other related costs include primarily the net loss expected to be incurred on the remaining existing lease under a long-term rental agreement at the facility being vacated following the restructuring. The loss has been reduced by the expected sublease income.

     o Severance and other compensation costs relate to the termination of approximately fifty employees. The majority of these employees are hourly workers located in the manufacturing facility, which ceased operations in June 2000. The remainder of the work force reduction consists of the elimination of duplicate administrative personnel following the consolidation of the operations.

     The Company commenced the restructuring during 1999 and completed the plan in the third quarter of 2000. Of the total charge, $7,242,000 represents a noncash write-down of assets. Components of the restructuring, asset impairment and other nonrecurring charges incurred through December 31, 2000 are as follows:

                                        NONCASH WRITE-DOWN OF
                                        ---------------------                    LEASE
                                                    PROPERTY      SEVERANCE   TERMINATION      OTHER
                                                       AND        AND OTHER    AND OTHER        EXIT
                                       INVENTORY    EQUIPMENT   COMPENSATION RELATED COSTS      COSTS        TOTAL
                                      -----------  -----------  -----------   -----------    -----------   -----------
                                                                     (IN THOUSANDS)
Pre-tax restructuring charge .......  $     5,983  $     1,259  $     1,077  $       752    $       864   $     9,935
Noncash write-downs ................       (5,983)      (1,259)          --           --             --        (7,242)
Cash paid during the period ........           --           --         (293)         (31)          (188)         (512)
                                      -----------  -----------  -----------  -----------    -----------   -----------
   Balance, December 31, 1999 ......           --           --          784          721            676         2,181

Adjustments ........................           --           --           --          641             --           641
Cash paid during the period ........           --           --         (784)        (775)          (558)       (2,117)
                                      -----------  -----------  -----------  -----------    -----------   -----------
   Balance, December 31, 2000 ......  $        --  $        --  $        --  $       587    $       118   $       705
                                      ===========  ===========  ===========  ===========    ===========   ===========


     The total restructuring, asset impairment and other nonrecurring charges above include costs totaling $787,000 that were incurred during the first three quarters of 1999 and related primarily to downsizing activities within the Systems Integration Group prior to the adoption of the formal restructuring plan.

     The adjustments made in 2000 reflect the increase to the restructuring reserves as a result of higher than anticipated costs to complete certain actions compared to previous estimates. Additionally, during 2000 the Company was able to sell property and equipment previously written down and recognized a gain on disposal of approximately $600,000.

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

NOTE 5. ACCOUNTS RECEIVABLE

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

     Accounts receivable is net of an allowance for doubtful accounts of $1,966,000 at December 31, 1999 and $1,902,000 at December 31, 2000. Included in
accounts receivable are unbilled receivables under long-term contracts totaling $5,354,000 at December 31, 2000 (none at December 31, 1999).

NOTE 6. INVENTORIES

     Inventories are comprised of the following as of December 31, 1999 and 2000:

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                              1999          2000
                                                                                           -----------   ----------
                                                                                                (IN THOUSANDS)

Raw materials ..........................................................................  $    28,249   $    49,235
Work-in process ........................................................................       20,520        26,749
Finished goods .........................................................................        9,952         7,693
                                                                                          -----------   -----------
   Total inventories ...................................................................  $    58,721   $    83,677
                                                                                          ===========   ===========

     Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are engineering costs of $5,720,000 at December 31, 1999 and $8,603,000 at December 31, 2000 related to long-term contracts that will be recoverable based on future sales. Periodic assessments are performed to ensure recoverability of engineering costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 1999 and 2000.

NOTE 7. PROPERTY AND EQUIPMENT

     Property and equipment includes the following as of December 31, 1999 and 2000:

                                                                                                 DECEMBER 31,
                                                                                           ------------------------
                                                                                              1999         2000
                                                                                           -----------   ----------
                                                                                                (IN THOUSANDS)

Machinery and equipment ................................................................  $    17,938   $    27,393
Land, buildings and leasehold improvements .............................................       17,704        30,841
Computer equipment and software, furniture and fixtures ................................        8,563        13,985
Tooling ................................................................................        2,476         2,594
                                                                                          -----------   -----------
   Total cost ..........................................................................       46,681        74,813
   Accumulated depreciation and amortization ...........................................       (8,981)      (15,322)
                                                                                          -----------   -----------
     Net property and equipment ........................................................  $    37,700   $    59,491
                                                                                          ===========   ===========

     Property and equipment under capital leases included above consist of the following as of December 31, 1999 and 2000:

                                                                                                 DECEMBER 31,
                                                                                          --------------------------
                                                                                              1999         2000
                                                                                          -----------   ------------
                                                                                                (IN THOUSANDS)

Machinery and equipment ................................................................  $       781   $     1,283
Computer equipment and software, furniture and fixtures ................................        2,220         2,113
                                                                                          -----------   -----------
   Total cost ..........................................................................        3,001         3,396
   Accumulated depreciation and amortization ...........................................         (280)         (954)
                                                                                          -----------   -----------
     Net property and equipment ........................................................  $     2,721   $     2,442
                                                                                          ===========   ===========

     Depreciation of property and equipment under capital leases is included in depreciation expense in the consolidated financial statements.

NOTE 8. OTHER ASSETS

     Other assets includes the following as of December 31, 1999 and 2000:

                                                DECEMBER 31, 1999                       DECEMBER 31, 2000
                                      -------------------------------------  --------------------------------------
                                                   ACCUMULATED                             ACCUMULATED

                                         COST     AMORTIZATION       NET         COST     AMORTIZATION      NET
                                      ----------- ------------  -----------  -----------  ------------  -----------
                                                                     (IN THOUSANDS)
Goodwill ...........................  $   312,104  $    (9,371) $   302,733  $   377,167  $   (20,811)  $   356,356
Identifiable intangibles
   FAA certifications ..............       32,391       (2,824)      29,567       45,816       (5,431)       40,385
   Other identifiable
     intangibles ...................       32,931       (3,999)      28,932       38,421       (7,906)       30,515
Deferred financing costs ...........       14,027       (1,973)      12,054       15,927       (4,231)       11,696
Other non-amortizable assets .......          825           --          825          630           --           630
                                      -----------  -----------  -----------  -----------  -----------   -----------
       Total other assets ..........  $   392,278  $   (18,167) $   374,111  $   477,961  $   (38,379)  $   439,582
                                      ===========  ===========  ===========  ===========  ===========   ===========

NOTE 9. ACCRUED LIABILITIES

     Accrued liabilities are comprised of the following as of December 31, 1999 and 2000:

                                                                                                 DECEMBER 31,
                                                                                         --------------------------
                                                                                              1999          2000
                                                                                         ------------   -----------
                                                                                                (IN THOUSANDS)

Acquisition related contingent consideration ...........................................  $    29,825   $    20,154
Customer advances and deposits .........................................................       13,834        19,974
Salaries, wages, compensated absences and payroll related taxes ........................        8,673        15,337
Accrued interest .......................................................................        3,228         3,730
Other accrued liabilities ..............................................................       11,284        17,169
                                                                                          -----------   -----------
   Total accrued liabilities ...........................................................  $    66,844   $    76,364
                                                                                          ===========   ===========

NOTE 10. LONG-TERM DEBT

     Long-term debt includes the following amounts as of December 31, 1999 and 2000:

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              1999         2000
                                                                                          -----------  ------------
                                                                                                (IN THOUSANDS)

Senior credit facility
   $25 million working capital revolving line of credit ................................  $        --   $        --
   $25 million acquisition revolving line of credit ....................................           --        12,400
   Term loans ..........................................................................      213,213       263,443

12% senior subordinated notes ..........................................................      100,000       100,000

Capital lease obligations and equipment term debt financing,
   secured by equipment ................................................................        2,411         5,231

Other indebtedness .....................................................................           27         2,205
                                                                                          -----------   -----------
   Total long-term debt ................................................................      315,651       383,279
   Less current portion ................................................................       (5,070)       (9,289)
                                                                                          -----------   -----------
     Long-term debt, less current portion ..............................................  $   310,581   $   373,990
                                                                                          ===========   ===========

     During 1999 and 2000, the Company amended its senior credit facility and borrowed $190,000,000 to finance, in part, acquisitions.

SENIOR CREDIT FACILITY

     The senior credit facility provides for term loan borrowings in the aggregate principal amount of $270,000,000 and revolving lines of credit for borrowings up to an aggregate principal amount of $25,000,000 each for working capital and to finance acquisitions. Principal payments for term loan borrowings are due in increasing amounts over the next six years and all borrowings under the revolving loan facility must be repaid by September 30, 2004. Loans under the senior credit facility generally bear interest based on a margin over, at the Company's option, the prime rate or the Eurodollar rate. The margins applicable to certain portions of amounts borrowed may vary depending upon the Company's consolidated debt leverage ratio. Currently, the applicable margins are 1.50% to 2.75% for prime rate borrowings and 2.75% to 4.00% for Eurodollar borrowings. The weighted-average interest rate on all senior credit facility borrowings outstanding was 10.13% as of December 31, 2000. Borrowings under the senior credit facility are secured by substantially all of the assets of the Company. The Company is subject to certain commitment fees under the facility as well as the maintenance of certain financial ratios, cash flow results and other restrictive covenants, including the payment of dividends in cash.

12% SENIOR SUBORDINATED NOTES

     In October 1998, the bridge notes issued in connection with the DLJ acquisition were repaid with the net proceeds from the Company's issuance of $100,000,000 of 12% senior subordinated notes, which were paired in units with warrants to purchase 155,000 shares of DeCrane Holdings common stock. The senior subordinated notes will mature on September 30, 2008; interest is payable semi-annually on March 30 and September 30 of each year. The senior subordinated notes are unsecured general obligations of the Company and are subordinated in right of payment to substantially all existing and future senior indebtedness of the Company, including senior credit facility indebtedness. Prior to maturity, the Company may redeem all or some of the senior subordinated notes at defined redemption prices, which may include a premium. In the event of a change in control, the holders may require the Company to repurchase the senior subordinated notes for a redemption price that may also include a premium.

OTHER INDEBTEDNESS

     As of December 31, 2000, other indebtedness reflects acquisition financing payable to sellers in connection with their respective acquisitions. The debt is non-interest bearing; original issue discounts ranging between 10.5% and 12.5% are being amortized over the term.

AGGREGATE MATURITIES

     The total annual maturities of long-term debt outstanding as of December 31, 2000 are as follows:

                                                                                                      (IN THOUSANDS)

Year ending December 31,
   2001 .............................................................................................   $     9,325
   2002 .............................................................................................        13,533
   2003 .............................................................................................        16,213
   2004 .............................................................................................        47,189
   2005 .............................................................................................        97,034
   2006 and thereafter ..............................................................................       200,373
                                                                                                        -----------
     Total aggregate maturities .....................................................................       383,667
     Less unamortized debt discounts ................................................................          (388)
                                                                                                        -----------
       Total long-term debt .........................................................................   $   383,279
                                                                                                        ===========


                                      F-21
\

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11.      INCOME TAXES

       Income (loss) before income taxes and extraordinary item was taxed under the following jurisdictions:

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR          YEAR
                                                               ENDED            ENDED        ENDED         ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999         2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Domestic .................................................  $     5,637      $    (3,360) $    (3,517)  $     7,775
Foreign ..................................................          444              353          114          (165)
                                                            -----------      -----------  -----------   -----------
Total ....................................................  $     6,081      $    (3,007) $    (3,403)  $     7,610
                                                            ===========      ===========  ===========   ===========

       The provisions for income taxes (benefit) are as follows:

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR         YEAR
                                                               ENDED            ENDED        ENDED        ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999         2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Current
   U.S. federal ..........................................  $     3,835      $     1,560  $        89   $       370
   State and local .......................................        1,275              699        1,140           671
   Foreign................................................          121              145          103           120
                                                            -----------      -----------  -----------   -----------
     Total current .......................................        5,231            2,404        1,332         1,161
                                                            -----------      -----------  -----------   -----------

Deferred
   U.S. federal ..........................................       (1,932)          (4,150)         (76)        4,599
   State and local .......................................         (435)            (816)        (284)          557
   Foreign ...............................................           28             (106)         (20)          (35)
                                                            -----------      -----------  -----------   -----------
     Total deferred ......................................       (2,339)          (5,072)        (380)        5,121
                                                            -----------      -----------  -----------   -----------

Total provision
   U.S. federal ..........................................        1,903           (2,590)          13         4,969
   State and local .......................................          840             (117)         856         1,228
   Foreign ...............................................          149               39           83            85
                                                            -----------      -----------  -----------   -----------
     Total provision .....................................  $     2,892      $    (2,668) $       952   $     6,282
                                                            ===========      ===========  ===========   ===========

       The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income
(loss) before income taxes and extraordinary item as a result of the following differences:

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR         YEAR
                                                               ENDED            ENDED        ENDED        ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999         2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Income tax (benefit) at U.S. statutory rates .............  $     2,068      $    (1,022) $    (1,157)  $     2,664
Increase (decrease) resulting from
   Amortization of assets and other expenses not
     deductible for income tax purposes ..................          594              782        2,025         2,247
   State income taxes, net of federal benefit ............          550              (25)         111           798
   Minority interest in preferred stock of subsidiary
     not deductible for income tax purposes ..............           --               --           --           796
   Decrease in deferred tax asset valuation allowance ....           --           (2,575)          --            --
   Lower tax rates on earnings of foreign subsidiaries
     and foreign sales corporation .......................          (50)             (36)         (48)         (214)
   Other, net ............................................         (270)             208           21            (9)
                                                            -----------      -----------  -----------   -----------
       Income tax (benefit) at effective rates ...........  $     2,892      $    (2,668) $       952   $     6,282
                                                            ===========      ===========  ===========   ===========

       Deferred tax liabilities (assets) are comprised of the following as of December 31, 1999 and 2000:

                                                                                                 DECEMBER 31,
                                                                                          -------------------------
                                                                                              1999         2000
                                                                                          -----------   -----------
                                                                                                (IN THOUSANDS)

Gross deferred tax liabilities
   Intangible assets ...................................................................  $    23,608   $    33,229
   Property and equipment ..............................................................        4,069         3,784
   Other ...............................................................................          290            --
                                                                                          -----------   -----------
     Gross deferred tax liabilities.....................................................       27,967        37,013
                                                                                          -----------   -----------

Gross deferred tax (assets)
   Loss carryforwards ..................................................................       (5,690)       (3,710)
   Accrued liabilities .................................................................       (3,786)       (7,598)
   Inventory ...........................................................................       (2,340)       (2,772)
   Other ...............................................................................         (494)       (1,010)
                                                                                          -----------   -----------
     Gross deferred tax (assets) .......................................................      (12,310)      (15,090)
                                                                                          -----------   -----------
       Net deferred tax liability ......................................................  $    15,657   $    21,923
                                                                                          ===========   ===========

Balance sheet classification
   Noncurrent deferred tax liability ...................................................  $    21,249   $    37,013
   Current deferred tax asset ..........................................................       (5,592)      (15,090)
                                                                                          -----------   -----------
     Net deferred tax liability ........................................................  $    15,657   $    21,923
                                                                                          ===========   ===========

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

       As of December 31, 2000, the Company has total loss carryforwards of approximately $10,342,000 for federal income tax purposes and $2,009,000 for state income tax purposes, which includes federal loss carryforwards acquired in the Avtech and ERDA acquisitions. The loss carryforwards are not subject to limitations on their annual utilization ("Section 382 limitation," as defined in the Internal Revenue Code) and therefore are available for utilization in 2001. Undistributed earnings of foreign subsidiaries are not material to the consolidated financial statements. As such, foreign taxes that may be due, net of U.S. foreign tax credits, have not been provided.

NOTE 12.      CAPITAL STRUCTURE

       Upon completion of the DLJ tender offer in August 1998, all of DeCrane Aircraft's then existing predecessor capital structure was canceled. DeCrane Aircraft's predecessor capital structure and transactions are described in Note
13. The capital structure and transactions described herein pertain to DeCrane Holdings and DeCrane Aircraft from DeCrane Holdings' inception in 1998 to December 31, 2000. DeCrane Aircraft is a wholly-owned subsidiary of DeCrane Holdings.

MANDATORILY REDEEMABLE PREFERRED STOCK

       The table below summarizes mandatorily redeemable preferred stock issued from inception through December 31, 2000.

                                                          DECRANE AIRCRAFT                      DECRANE HOLDINGS
                                                         16% PREFERRED STOCK                   14% PREFERRED STOCK
                                          ------------------------------------------------   ----------------------
                                            NUMBER     MANDATORY   UNAMORTIZED      NET       NUMBER     MANDATORY
                                              OF      REDEMPTION    ISSUANCE       BOOK         OF      REDEMPTION
                                            SHARES       VALUE      DISCOUNT       VALUE      SHARES       VALUE
                                          ---------  -----------  -----------   ----------   --------   -----------
                                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
Initial DLJ capitalization .............         --  $        --  $        --   $       --    340,000   $    34,000
Shares sold to other investors .........         --           --           --           --      2,417           242
Noncash dividend accretion .............         --           --           --           --         --         1,642
                                          ---------  -----------  -----------   ----------   --------   -----------
   Balance, December 31, 1998 ..........         --           --           --           --    342,417        35,884

Noncash dividend accretion .............         --           --           --           --         --         5,294
                                          ---------  -----------  -----------   ----------   --------   -----------
   Balance, December 31, 1999 ..........         --           --           --           --    342,417        41,178

Sale of preferred stock ................    250,000       25,000       (4,019)      20,981         --            --
Issuance costs .........................         --           --          (76)         (76)        --            --
Accrued dividends and redemption
   value accretion .....................     20,400        2,040          234        2,274         --            --
Noncash dividend accretion .............         --           --           --           --         --         6,074
                                          ---------  -----------  -----------   ----------   --------   -----------
   Balance, December 31, 2000 ..........    270,400  $    27,040  $    (3,861)  $   23,179    342,417   $    47,252
                                            =======  ===========  ===========   ==========    =======   ===========

Per share liquidation value as of
   December 31, 2000 ...................             $    100.00                                        $    138.00
                                                     ===========                                        ===========

       DeCrane Aircraft's 16% preferred stock is reflected as minority interest in preferred stock of subsidiary in the consolidated financial statements.

       During 1998, DeCrane Holdings sold 14% preferred stock to DLJ and its affiliates as part of its initial capitalization and additional shares to a group of investors; one-half of the purchase price was loaned to the investors as described below. DLJ and its affiliates and the investors are related parties (Note 17).

       On June 30, 2000, 250,000 shares of DeCrane Aircraft 16% preferred stock and warrants to purchase 139,357 shares of DeCrane Holdings common stock were sold for $25,000,000 to DLJ affiliates. The proceeds from the sale were used to fund, in part, the ERDA acquisition. A portion of the proceeds from the sale totaling $4,019,000 was ascribed to the common stock warrants and was credited to additional paid-in capital. The corresponding reduction in redemption value of the preferred stock, and related issuance costs, are recorded as an issuance discount and are being amortized using the effective interest method through the preferred stock mandatory redemption date.

       Additional terms of the preferred stock and common stock warrants are described below.

DECRANE AIRCRAFT 16% MANDATORILY REDEEMABLE PREFERRED STOCK

       DeCrane Aircraft is authorized to issue 10,000,000 shares of $.01 par value preferred stock. On June 30, 2000, 700,000 of those shares were designated to be 16% Senior Redeemable Exchangeable Preferred Stock Due 2009. The preferred stock has a $100.00 per share liquidation preference, plus accrued and unpaid cash dividends, and is non-voting.

       Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. For the six months ended December 31, 2000, DeCrane Aircraft elected to issue 20,400 additional shares in lieu of cash dividend payments; such shares have been reflected as a component of minority interest in preferred stock of subsidiary. The preferred stock is mandatorily redeemable on March 31, 2009. Upon the occurrence of a change in control, as defined, each holder has the right to require DeCrane Aircraft to redeem all or part of such holder's shares at a price equal to 101% of the liquidation preference (116% if prior to July 1, 2001), plus accrued and unpaid cash dividends.

DECRANE HOLDINGS 14% MANDATORILY REDEEMABLE PREFERRED STOCK

       DeCrane Holdings is authorized to issue 1,360,000 shares of 14% Senior Redeemable Exchangeable Preferred Stock Due 2009, $.01 par value. The preferred stock had an initial $100.00 per share liquidation preference, subject to increases through noncash dividend accretion, plus accrued and unpaid cash dividends, and is non-voting.

       Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn increases the redemption obligation. The preferred stock is mandatorily redeemable on August 28, 2009. Upon the occurrence of a change in control, as defined, each holder has the right to require DeCrane Holdings to redeem all or part of such holder's shares at a price equal to 101% of the liquidation preference plus accrued and unpaid cash dividends.

UNDESIGNATED PREFERRED STOCK

       The Company is authorized to issue 2,500,000 shares of $.01 par value preferred stock of which 1,360,000 are designated 14% Senior Redeemable Exchangeable Preferred Stock Due 2009; 1,140,000 shares remain undesignated as of December 31, 2000.

COMMON STOCK

       DeCrane Holdings is authorized to issue 10,000,000 shares of $.01 par value common stock (4,500,000 shares authorized as of December 31, 1999), of which 3,571,827 are issued and outstanding at December 31, 1999 and 3,914,274 at December 31, 2000. As of December 31, 2000, a total of 854,657 shares of common stock were reserved for issuance upon exercise of all warrants and stock options.

       From inception through December 31, 2000, DeCrane Holdings sold:

       o 2,826,087 shares to DLJ and its affiliates for $65,000,000 as part of its initial capitalization in August 1998;
       o 20,098 shares to the same group of investors for $462,000 in December 1998; one-half of the purchase price was loaned to the investors as described below;
       o 543,478 shares to DLJ and its affiliates for $12,500,000 in April 1999 and used the proceeds to fund a portion of the Precision Pattern acquisition;
       o 10,869 shares to the same group of investors for $250,000 in October 1999; one-half of the purchase price was loaned to the investors as described below;
       o 171,295 shares to DeCrane Aircraft management for $3,940,000 in December 1999; one-half of the purchase price was loaned to management as described below;
       o 326,087 shares to DLJ and its affiliates for $7,500,000 in May 2000 and used the proceeds to fund a portion of the Carl F. Booth acquisition; and
       o 20,707 shares to DeCrane Aircraft management for $476,000 during 2000.

       During 2000, DeCrane Holdings also repurchased and canceled 4,347 shares from a former member of DeCrane Aircraft management for its original $23.00 per share issuance price.

       Expenses related to common stock transactions total $523,000 in 1998, $84,000 in 1999 and $24,000 in 2000 and were charged to additional paid-in capital.

NOTES RECEIVABLE FOR SHARES SOLD

       During 1998 and 1999, DeCrane Holdings sold mandatorily redeemable preferred and common stock in three transactions in which one-half of the purchase price was paid in cash and one-half was loaned to the purchasers by DeCrane Aircraft, with interest at the then applicable federal rates. The loans bear interest at rates ranging between 4.33% and 5.74%. The loans, plus accrued interest, are payable upon the sale of the stock and are collaterialized by such stock. The resulting notes receivable, plus accrued interest, are classified as a reduction of equity in the consolidated statement of financial position. The three transactions, which resulted in loans for one-half of the total purchase price, were as follows:

       o in December 1998, a group of related party investors purchased mandatorily redeemable preferred and common stock for $704,000;
       o in October 1999, the same group of investors purchased additional shares of common stock for $250,000; and
       o in December 1999, DeCrane Aircraft's management purchased common stock for $3,940,000.

       During 2000, a note receivable totaling $51,000, including accrued interest, was canceled in conjunction with the repurchase of the common stock that collaterialized the note.

COMMON STOCK WARRANTS

       Common stock warrants were issued in connection with several debt and equity transactions during the period from inception to December 31, 2000. The common stock warrants are summarized in the table below.

                                                                  INITIAL
                                                               CAPITALIZATION  CLASS A     CLASS B
                                                                  WARRANTS     WARRANTS     WARRANTS       TOTAL
                                                                -----------  -----------  -----------   -----------
                                                                     (NUMBER OF SHARES, EXCEPT PER SHARE DATA)

Initial capitalization .......................................      150,000           --           --       150,000
Issued with sale of DeCrane Aircraft senior
   subordinated debt .........................................           --      155,000           --       155,000
                                                                -----------  -----------  -----------   -----------
     Balance, December 31, 1998 and 1999 .....................      150,000      155,000           --       305,000

Issued with sale of DeCrane Aircraft 16% preferred stock
   Issued with the sale of preferred stock ...................           --           --      139,357       139,357
   Issued pursuant to anti-dilution provisions ...............        4,637        4,794           --         9,431
                                                                -----------  -----------  -----------   -----------
     Balance, December 31, 2000 ..............................      154,637      159,794      139,357       453,788
                                                                ===========  ===========  ===========   ===========

Warrants subject to cancellation at
   December 31, 1998 and 1999.................................           --           --           --            --
   December 31, 2000..........................................           --           --       69,678        69,678

Warrants exercisable at
   December 31, 1998 and 1999.................................      150,000      155,000           --       305,000
   December 31, 2000..........................................      154,637      159,794       69,679       384,110

Other information
   Exercise price per share ..................................        $0.01      $22.310        $0.01
   Expiration date ...........................................     Aug. 28,    Sept. 30,     Jun. 30,
                                                                       2009         2008         2010

       All common stock warrants are subject to adjustment for anti-dilution and have demand registrations rights.

       The issuance of the Class B warrants resulted in the exercise price and number of shares of common stock represented by the initial capitalization and Class A warrants to be adjusted pursuant to their anti-dilution provisions.

INITIAL CAPITALIZATION WARRANTS

       During 1998, the initial capitalization warrants were issued to DLJ and its affiliates.

CLASS A WARRANTS

       The Class A warrants were sold in October 1998 in connection with DeCrane Aircrafts' sale of senior subordinated debt. A portion of the proceeds from the sale totaling $1,200,000 were allocated to the warrants and credited to additional paid-in capital.

CLASS B WARRANTS

       The Class B warrants were sold in June 2000 in connection with DeCrane Aircraft's sale of 16% preferred stock. A portion of the proceeds from the sale totaling $4,019,000 were allocated to the warrants and credited to additional paid-in capital. Prior to July 1, 2001, warrants to purchase 69,678 shares of common stock are cancelable upon redemption of the preferred stock and as a result, are not exercisable until on or after that date.

NOTE 13.      PREDECESSOR CAPITAL STRUCTURE AND TRANSACTIONS

       All of events and transactions described below occurred prior to the DLJ acquisition. The debt and equity securities described are no longer issued or outstanding.

COMMON STOCK

       In April 1998, the Company sold 2,206,177 shares of common stock for $17.00 per share. Net proceeds from the offering of $34,815,000 were used to partially repay borrowings outstanding under the Company's then existing senior credit facility.

COMMON STOCK OPTIONS

       In connection with the DLJ acquisition in August 1998, all stock options vested and were either exercised or canceled as of August 31, 1998.

NOTE 14.      COMMITMENTS AND CONTINGENCIES

LITIGATION

       As part of its investigation of the crash Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board ("TSB") notified the Company that they recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of the Company's subsidiaries. The Company is fully cooperating with the on-going TSB investigation. Although the TSB has not issued a final report, it has advised the Company that it has no evidence to date that the system the Company's subsidiary installed malfunctioned or failed during the flight. Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against the Company, and many other unaffiliated parties, including Swissair and Boeing. The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system. The actions seek compensatory and punitive damages and costs in an unstated amount. All of the actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pretrial proceedings. The Company intends to defend the claims vigorously.

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

LEASE COMMITMENTS

       The Company leases certain facilities and equipment under various capital and operating leases. Certain leases require payment of property taxes and include escalation clauses. Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 2000:

                                                                                           CAPITAL      OPERATING
                                                                                            LEASES        LEASES
                                                                                            ------        ------
                                                                                                (IN THOUSANDS)
Year ending December 31,
   2001 ................................................................................  $     1,206   $     4,179
   2002 ................................................................................          783         3,994
   2003 ................................................................................          223         3,787
   2004 ................................................................................           87         3,769
   2005 ................................................................................           24         3,666
   2006 and thereafter .................................................................           --        15,375
                                                                                          -----------   -----------
     Total minimum payments required ...................................................        2,323   $    34,770
                                                                                                        ===========
     Less amount representing future interest cost .....................................         (174)
                                                                                          -----------
       Recorded obligation under capital leases ........................................  $     2,149
                                                                                          ===========

       Total rental expense charged to operations was $2,303,000 for the eight months ended August 31, 1998, $1,095,000 for the four months ended December 31, 1998, $3,620,000 for the year ended December 31, 1999 and $3,903,000 for the year ended December 31, 2000.

CONTINGENT ACQUISITION CONSIDERATION

       The maximum determinable amounts of the Company's remaining contingent consideration payment obligations, as of December 31, 2000, are summarized below. The contingent consideration is payable based upon the acquired companies level of attainment of their defined performance criteria in future periods and excludes amounts earned and recorded through December 31, 2000 (Notes 3, 9 and 15). Provided the defined performance criteria is attained for the future years ending December 31st as indicated below, the Company's maximum determinable contingent consideration payment obligation will be:

                                                                                                      (IN THOUSANDS)
For the year ending December 31,
     2001 ...........................................................................................   $     1,450
     2002 ...........................................................................................         1,350
     2003 ...........................................................................................           750
                                                                                                        -----------
       Total maximum determinable obligation ........................................................   $     3,550
                                                                                                        ===========

       Contingent consideration payable, if any, is payable during the first quarter of the following year.

NOTE 15.      CONSOLIDATED STATEMENTS OF CASH FLOWS

       The following information supplements the Company's consolidated statements of cash flows.

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR         YEAR
                                                               ENDED            ENDED        ENDED        ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999         2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
Components of cash paid for acquisitions
   Fair value of assets acquired .........................  $    91,640      $   310,450  $   165,628   $    94,155
   Liabilities assumed ...................................       (4,569)        (119,585)     (20,318)      (34,792)
                                                            -----------      -----------  -----------   -----------
     Cash paid ...........................................       87,071          190,865      145,310        59,363
     Less cash acquired ..................................       (1,263)          (5,739)      (2,604)         (292)
                                                            -----------      -----------  -----------   -----------
       Net cash paid for acquisitions ....................       85,808          185,126      142,706        59,071

   Paid in connection with previous acquisitions
     Contingent consideration paid in cash ...............           --               --        3,000        29,825
     Additional acquisition related expenses .............           --               --           --           650
                                                            -----------      -----------  -----------   -----------
       Total cash paid for acquisitions ..................  $    85,808      $   185,126  $   145,706   $    89,546
                                                            ===========      ===========  ===========   ===========

Additional financing activities, net
   Financing of DeCrane Aircraft acquisition
     Proceeds from senior credit facility and
       bridge notes ......................................  $        --      $   191,722  $        --   $        --
     Proceeds from sale of common and
       mandatorily redeemable preferred stock ............           --           99,000           --            --
     Proceeds from stock options exercised ...............           --            4,314           --            --
     Repayment of existing credit facility ...............           --          (93,000)          --            --
     Transaction fees and expenses .......................           --          (11,171)          --            --
   Common stock offering and use of proceeds
     Net proceeds from the sale ..........................       34,815               --           --            --
     Repayment of debt ...................................      (34,815)              --           --            --
                                                            -----------      -----------  -----------   -----------
       Additional financing activities, net ..............  $        --      $   190,865  $        --   $        --
                                                            ===========      ===========  ===========   ===========

Paid in cash
   Interest ..............................................  $     2,227      $     3,706  $    26,005   $    39,160
   Income taxes paid, net of refunds received ............        4,825            1,328          470           578

Noncash investing and financing transactions
   Refinancing of bridge notes with senior
     subordinated notes ..................................  $        --      $   100,000  $        --   $        --
   Additional acquisition contingent consideration
     recorded ............................................           --            3,000       29,825        20,154
   Loans to stockholders to purchase DeCrane
     Holdings capital stock, plus accrued interest .......           --              352        2,116            84
   Capital expenditures financed with capital lease
     obligations .........................................          116               48        1,711           109

NOTE 16.      EMPLOYEE BENEFIT PLANS

STOCK BASED INCENTIVE COMPENSATION

MANAGEMENT INCENTIVE STOCK OPTION PLAN

       In December 1999, DeCrane Holding's Board of Directors approved a management incentive plan which provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of the Company and its subsidiaries. The Compensation Committee of the Board of Directors of DeCrane Holdings administers the plan and determines the amount of options granted from time to time. The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009. The options are granted at fair market value at the date of grant. Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria. In addition, the plan's Committee may authorize alternate vesting schedules. The plan also provides for the acceleration of vesting upon the occurrence of certain events, including, under certain circumstances, a change of control.

       During 1999, options to purchase 282,922 shares were granted under the plan, of which 27,994 shares vested immediately and options to purchase an additional 29,942 shares vested based on the attainment of year 1999 performance criteria. During 2000, options to purchase 80,623 shares were granted under the plan, of which 15,828 shares vested immediately. An additional 36,832 shares from the 1999 and 2000 grants vested based on the attainment of year 2000 performance criteria.

       The per share exercise price of the options granted was equal to the fair market value of the common stock on each of the grant dates, and accordingly, no compensation expense was recognized during the years ended December 31, 1999 and 2000.

INCENTIVE STOCK OPTIONS GRANTED TO OTHERS

       In July 1999, a group of related party investors, including two individuals who were then serving as directors, were granted options as compensation for consulting services. Options were granted to purchase 44,612 shares of DeCrane Holdings common stock at $23.00 per share and the per share exercise price was equal to the fair market value of the common stock on the grant date. The options vest over a three-year period, are subject to acceleration if DLJ and its affiliates sell any of their shares of common stock, and expire in 2009.

SUMMARY OF ALL STOCK OPTIONS

       The following table summarizes the status of all stock options at December 31, 1999 and 2000 and the activity for the two years ended December 31, 2000.

                                                                              YEAR ENDED DECEMBER 31,
                                                                              -----------------------
                                                                          1999                       2000
                                                                ------------------------  -------------------------
                                                                              WEIGHTED-                  WEIGHTED-
                                                                   NUMBER      AVERAGE       NUMBER       AVERAGE
                                                                     OF        EXERCISE       OF         EXERCISE
                                                                   SHARES       PRICE       SHARES         PRICE
                                                                -----------  -----------  -----------   -----------

Options outstanding, beginning of year .......................           --  $        --      327,534   $     23.00
Granted ......................................................      327,534        23.00       80,623         31.94
Canceled .....................................................           --           --      (21,288)        23.00
                                                                -----------               -----------
Options outstanding, end of year .............................      327,534        23.00      386,869         24.86
                                                                ===========               ===========

Options exercisable, end of year .............................       57,936        23.00      124,395         24.07
                                                                ===========               ===========

       The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2000.

                                                                              OPTIONS OUTSTANDING          NUMBER
                                                                              -------------------
                                                                           NUMBER                         OF SHARES
                                                                          OF SHARES                      EXERCISABLE
                                                                            AS OF     WEIGHTED-AVERAGE      AS OF
                                                                        DECEMBER 31,      REMAINING      DECEMBER 31,
                                                                            2000      CONTRACTUAL LIFE       2000
                                                                            ----      ----------------       ----

Per share exercise price
   $23.00 .............................................................      326,823     8.95 years         113,295
   $35.00 .............................................................       60,046     9.93 years          11,100

       For compensatory stock options granted to non-employees, the Company recognized compensation expense of $143,000 for the year ended December 31, 1999 and $561,000 for the year ended December 31, 2000. For non-compensatory stock options, the Company uses APB Opinion No. 25 to account for stock-based compensation and, accordingly, no compensation expense was recognized during the year ended December 31, 1999 and 2000. The Company has adopted the disclosure-only provisions of SFAS No. 123. For the year ended December 31, 1999, the effect of applying the fair value method of SFAS No. 123 to the options granted to employees and directors in 1999 did not result in pro forma net income or loss that was materially different from the historical amount reported. For the year ended December 31, 2000, net income, pro forma for the effect of applying the fair value method to the options granted in 1999 and 2000, would have been as follows:

Net income (in thousands)
   As reported ......................................................................................   $     1,328
   Pro forma ........................................................................................           889

Weighted-average fair value of options granted (per share) ..........................................          9.48

       For the purposes of the pro forma disclosure, the estimated fair value of the options is amortized over the options' vesting period. The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

       The fair value of the options was determined using the following assumptions:

                                                                                           1999           2000
                                                                                      -------------  --------------

Compensatory options, using the Black Scholes option valuation model
   Risk free interest rates ........................................................           6.8%           5.23%
   Expected dividend yield .........................................................             --              --
   Expected life ...................................................................       10 years        10 years
   Expected stock price volatility .................................................          67.0%           65.0%

Employee and director options, using the minimum value method
   Risk free interest rates ........................................................      5.8%-6.5%       5.5%-6.7%
   Expected dividend yield .........................................................             --              --
   Expected life ...................................................................        8 years         8 years

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

       The minimum value method, which is an acceptable method for non-public companies, excludes stock price volatility.

MANAGEMENT STOCK PURCHASES

       Beginning in December 1999, the Company has permitted designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries to purchase shares of common stock, with a portion of the purchase price to be loaned to the participants by DeCrane Aircraft. In December 1999, management purchased 171,295 shares of DeCrane Holdings' common stock for $23.00 per share. The total purchase price was approximately $3,900,000, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft as described in Note 12. In 2000, management purchased an additional 20,707 shares for $23.00 per share in cash pursuant to the plan's antidilution provisions. Dilution resulted from the issuance of the DeCrane Holdings common stock warrants in connection with the sale of DeCrane Aircraft's 16% preferred stock.

401(K) RETIREMENT PLAN

       Substantially all the Company's domestic employees are eligible to participate in one of eight 401(k) retirement plans, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974. The Company's expense related to its matching contributions to these plans totaled $128,000 during the eight months ended August 31, 1998, $95,000 during the four months ended December 31, 1998, $1,272,000 during the year ended December 31, 1999 and $2,203,000 during the year ended December 31, 2000.

NOTE 17.      RELATED PARTY TRANSACTIONS

       The Company's transactions with related parties included in the consolidated financial statements are summarized in the table below.

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR          YEAR
                                                               ENDED            ENDED        ENDED         ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998             1998          1999          2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
DLJ
   Transaction financing fees and expenses ...............  $        --      $    12,000  $     4,048   $    $1,703
   Bridge notes interest expense .........................           --            1,041           --            --
   Management fees
     Charged to operations during the period .............           --              100          302           300
     Payable as of period end ............................           --              100           75            75

GLOBAL TECHNOLOGY PARTNERS, LLC
   Promissory notes
     Receivable as of period end, including interest .....           --              352          495           518
     Interest income recorded during the period...........           --               --           18            23

       Each related party is described below.

DLJ

       DLJ Merchant Banking Partners II, L.P. and affiliated funds own 83.3% of DeCrane Holdings common stock and 99.3% of its preferred stock, and 80% of DeCrane Aircraft's preferred stock, all on a fully diluted basis. DeCrane Aircraft is a wholly-owned subsidiary of DeCrane Holdings. In November 2000, DLJ Merchant Banking Partners II, L.P. and affiliated funds became indirect affiliates of Credit Suisse Group and Credit Suisse First Boston, Inc.

       DLJ affiliated funds were the initial purchasers of all of DeCrane Aircraft's 16% preferred stock and DeCrane Holdings common stock warrants sold during 2000. Subsequent to the initial purchase, the DLJ affiliated funds sold 20% of the preferred stock and common stock warrants to unaffiliated parties in a private transaction.

       DLJ is represented on the Board of Directors of both DeCrane Holdings and DeCrane Aircraft. In addition, Credit Suisse First Boston Corporation (formerly Donaldson, Lufkin & Jenrette Securities Corporation) is involved in market-making activities for DeCrane Holding's Class A common stock warrants and DeCrane Aircraft's senior subordinated notes and may hold such securities from time to time. DLJ is also paid fees for arranging the syndicate of lenders providing the DeCrane Aircraft's senior credit facility.

GLOBAL TECHNOLOGY PARTNERS, LLC

       Members of Global Technology own 1.6% of DeCrane Holdings common stock and 0.7% of its preferred stock, all on a fully diluted basis, and had two members on the Company's Board of Directors from August 1998 through July 2000. DeCrane Aircraft is a wholly-owned subsidiary of DeCrane Holdings. DeCrane Aircraft loaned one-half of the purchase price for such shares to the members at rates ranging between 4.33% and 5.44%. The loans, plus accrued interest, are payable from the proceeds from the sale of the stock and are collaterialized by such stock.

NOTE 18.      BUSINESS SEGMENT INFORMATION

       The Company supplies products and services to the general aviation industry. The Company's subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

       o CABIN MANAGEMENT - provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;

       o SPECIALTY AVIONICS - designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

       o SYSTEMS INTEGRATION - provides auxiliary fuel tanks, auxiliary power units and system integration services.

       Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of their overall economic returns and cash flows. Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring and asset impairment charges, acquisition related charges and other noncash and nonoperating charges. This is consistent with the manner in which the Company's lenders and ultimate investors measure its overall performance.

       The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies (Note 1). Some transactions are recorded at the Company's corporate headquarters and are not allocated to the groups such as, most of the Company's cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR         YEAR
                                                               ENDED            ENDED        ENDED        ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999          2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
BUSINESS SEGMENT INFORMATION

Revenues
   Cabin Management ......................................  $    13,449      $    10,059  $    74,244   $   174,796
   Specialty Avionics ....................................       62,559           42,411      112,501       110,878
   Systems Integration ...................................       14,276            8,331       58,483        62,965
   Inter-group elimination (1) ...........................         (207)            (445)      (1,180)       (1,260)
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $    90,077      $    60,356  $   244,048   $   347,379
                                                            ===========      ===========  ===========   ===========

Revenues from Significant Customers (2)
   Cabin Management ......................................  $     2,269      $     1,134  $    39,737   $   107,194
   Specialty Avionics ....................................       15,975           12,328       31,425        30,542
   Systems Integration ...................................        1,477              739       22,774        31,750
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $    19,721      $    14,201  $    93,936   $   169,486
                                                            ===========      ===========  ===========   ===========

EBITDA (3)
   Cabin Management ......................................  $     3,051      $     3,100  $    24,153   $    45,853
   Specialty Avionics ....................................       17,401           11,833       27,240        26,696
   Systems Integration ...................................          702              (16)      10,569        15,026
   Corporate (4) .........................................       (7,411)          (1,441)      (5,436)       (6,583)
                                                            -----------      -----------  -----------   -----------
     Consolidated EBITDA .................................  $    13,743      $    13,476  $    56,526   $    80,992
                                                            ===========      ===========  ===========   ===========

Depreciation and amortization (5)
   Cabin Management ......................................  $       670      $       530  $     3,548   $     9,477
   Specialty Avionics ....................................        3,079            3,600       10,871        12,101
   Systems Integration ...................................          560              420        4,473         4,682
   Corporate .............................................           49               54          294           927
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $     4,358      $     4,604  $    19,186   $    27,187
                                                            ===========      ===========  ===========   ===========

Total assets
   Cabin Management ......................................  $    30,822      $    36,469  $   181,780   $   309,415
   Specialty Avionics ....................................      139,382          232,959      224,218       227,061
   Systems Integration ...................................       22,308           38,299       93,473        86,602
   Corporate .............................................       13,117           22,848       32,027        42,971
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $   205,629      $   330,575  $   531,498   $   666,049
                                                            ===========      ===========  ===========   ===========

Capital expenditures (6)
   Cabin Management ......................................  $       644      $       468  $     2,355   $    14,896
   Specialty Avionics ....................................          964            1,209        3,217         2,496
   Systems Integration ...................................           94              136        1,534         1,612
   Corporate .............................................           43               --          156         3,685
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $     1,745      $     1,813  $     7,262   $    22,689
                                                            ===========      ===========  ===========   ===========

---------------
The notes appear on the next page.

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR          YEAR
                                                               ENDED            ENDED        ENDED         ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999          2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
GEOGRAPHICAL AREA INFORMATION

Consolidated net revenues to unaffiliated customers (7)
   United States .........................................  $    87,696      $    59,341  $   241,905   $   345,783
   Western Europe ........................................        2,381            1,015        2,143         1,596
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $    90,077      $    60,356  $   244,048   $   347,379
                                                            ===========      ===========  ===========   ===========

Consolidated long-lived assets (8)
   United States .........................................  $    24,693      $    26,455  $    35,465   $    54,566
   Western Europe ........................................          543            1,705        2,235         2,758
   Mexico ................................................           --               --           --         2,167
                                                            -----------      -----------  -----------   -----------
     Consolidated totals .................................  $    25,236      $    28,160  $    37,700   $    59,491
                                                            ===========      ===========  ===========   ===========

NOTES TO BUSINESS SEGMENT INFORMATION

(1) Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2) Three customers each accounted for more than 10% of the Company's consolidated revenues in 2000, two in 1999 and one in 1998 as shown in the table below. Customer data for periods prior to reaching the 10% threshold is included for comparability.

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR          YEAR
                                                               ENDED            ENDED        ENDED         ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999          2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
       Bombardier (exceeds 10% for 2000)..................  $     3,222      $     1,611  $    16,308   $    64,131
       Boeing (exceeds 10% for all periods) ..............       15,583           12,132       46,436        52,735
       Textron (exceeds 10% for 1999 and 2000)............          916              458       31,192        52,620
                                                            -----------      -----------  -----------   -----------
         Consolidated totals .............................  $    19,721      $    14,201  $    93,936   $   169,486
                                                            ===========      ===========  ===========   ===========

       All of the Company's operating groups derive revenues for each of the customers. Complete loss of any of the customers identified above could have a significant adverse impact on the results of operations expected in future periods.

(3) A reconciliation of EBITDA to consolidated income (loss) before income taxes and extraordinary item is as follows:

                                                           (PREDECESSOR)
                                                           -------------
                                                           EIGHT MONTHS      FOUR MONTHS     YEAR          YEAR
                                                               ENDED            ENDED        ENDED         ENDED
                                                            AUGUST 31,       DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                                               1998              1998         1999          2000
                                                            -----------      -----------  -----------   -----------
                                                          (IN THOUSANDS)                 (IN THOUSANDS)
       Consolidated EBITDA ...............................  $    13,743      $    13,476  $    56,526   $    80,992
       Restructuring and asset impairment charges ........           --               --       (9,935)           --
       Depreciation and amortization .....................       (4,358)          (4,604)     (19,186)      (27,187)
       Acquisition related charges
         Noncash inventory related charges ...............           --           (4,448)      (1,606)           --
         Acquisition related charges not capitalized .....         (107)            (229)        (709)         (538)
         Nonrecurring manufacturing facility
           startup costs .................................           --               --           --          (717)
       Other noncash charges .............................           --               --         (143)         (561)
                                                            -----------      -----------  -----------   -----------
           Consolidated income from operations ...........        9,278            4,195       24,947        51,989

       Interest expense ..................................       (2,350)          (6,867)     (27,903)      (41,623)
       Minority interest in preferred stock
         of subsidiary ...................................           --               --           --        (2,274)
       Terminated debt offering expenses .................         (600)              --           --            --
       Other expenses, net ...............................         (247)            (335)        (447)         (482)
                                                            -----------      -----------  -----------   -----------
           Consolidated income (loss) before
              income taxes and extraordinary item ........  $     6,081      $    (3,007) $    (3,403)  $     7,610
                                                            ===========      ===========  ===========   ===========

(4) Reflects the Company's corporate headquarters costs and expenses not allocated to the groups.

(5) Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $96,000 for the eight months ended August 31, 1998, $394,000 for the four months ended December 31, 1998, $1,616,000 for the year ended December 31, 1999 and $2,258,000 for the year ended December 31, 2000.

(6) Reflects capital expenditures paid in cash. Excludes capital expenditures financed with capital lease obligations of $116,000 for the eight months ended August 31, 1998, $48,000 for the four months ended December 31, 1998, $1,711,000 for the year ended December 31, 1999 and $109,000 for the year ended December 31, 2000.

(7) Allocated on the basis of the location of the subsidiary originating the sale.

(8) Allocated on the basis of the location of the subsidiary and consists of the Company's property and equipment. Corporate long-lived assets are included with the United States assets.

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

       In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 10, the following condensed consolidating financial information is presented segregating DeCrane Aircraft, as the issuer, and guarantor and non-guarantor subsidiaries. The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes. DeCrane Holdings in not a guarantor of either the senior credit facility or the notes and is therefore reflected in the non-guarantor subsidiary column.

       The guarantor subsidiaries are wholly-owned subsidiaries of the DeCrane Aircraft and their guarantees are full and unconditional on a joint and several basis. There are no restrictions on the ability of the guarantor subsidiaries to transfer funds to the issuer in the form of cash dividends, loans or advances. Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors. Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting. Consolidating adjustments include the following:

(1)      Elimination of investments in subsidiaries.

(2)      Elimination of intercompany accounts.

(3)      Elimination of intercompany sales between guarantor and non-guarantor subsidiaries.

(4)      Elimination of equity in earnings of subsidiaries.

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

BALANCE SHEETS

                                                                         DECEMBER 31, 1999
                                                                         -----------------
                                                             GUARANTOR  NON-GUARANTOR CONSOLIDATING    CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS        TOTAL
                                                  ------   ------------  ------------ ------------        -----
                                                                          (IN THOUSANDS)
ASSETS
Current assets
   Cash and cash equivalents ...............   $     7,839  $      (323) $       402  $        --       $     7,918
   Accounts receivable, net ................            --       43,963        1,379           --            45,342
   Inventories .............................            --       57,072        1,649           --            58,721
   Other current assets ....................         6,645          938          123           --             7,706
                                               -----------  -----------  -----------  -----------    --------------
     Total current assets ..................        14,484      101,650        3,553           --           119,687

Property and equipment, net ................         1,282       34,174        2,244           --            37,700
Other assets, principally
   intangibles, net.........................        17,065      344,986       12,060           --           374,111
Investments in subsidiaries ................       360,515       20,305      110,235     (491,055)(1)            --
Intercompany receivables ...................        77,566       17,334        2,612      (97,512)(2)            --
                                               -----------  -----------  -----------  -----------       -----------
         Total assets ......................   $   470,912  $   518,449  $   130,704  $  (588,567)      $   531,498
                                               ===========  ===========  ===========  ===========       ===========


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings ...................   $     4,640  $       404  $        26  $        --       $     5,070
   Other current liabilities ...............        10,237       74,453          678           --            85,368
                                               -----------  -----------  -----------  -----------       -----------
     Total current liabilities .............        14,877       74,857          704           --            90,438

Long-term debt .............................       309,836          712           33           --           310,581
Intercompany payables ......................        17,797       79,384          331      (97,512)(2)            --
Other long-term liabilities ................        20,635        2,981          622           --            24,238

Mandatorily redeemable
   preferred stock .........................            --           --       41,178           --            41,178
                                               -----------  -----------  -----------  -----------       -----------

Stockholders' equity
   Paid-in capital .........................       114,690      289,415       91,420     (422,013)(1)        73,512
   Retained earnings (deficit) .............        (6,923)      71,100       (2,058)     (69,042)(1)        (6,923)
   Accumulated other
     comprehensive loss ....................            --           --       (1,526)          --            (1,526)
                                               -----------  -----------  -----------  -----------       -----------
       Total stockholders' equity ..........       107,767      360,515       87,836     (491,055)           65,063
                                               -----------  -----------  -----------  -----------       -----------
         Total liabilities and
           stockholders' equity ............   $   470,912  $   518,449  $   130,704  $  (588,567)      $   531,498
                                               ===========  ===========  ===========  ===========       ===========

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

BALANCE SHEETS (CONTINUED)

                                                                         DECEMBER 31, 2000
                                                                         -----------------
                                                             GUARANTOR  NON-GUARANTOR CONSOLIDATING  CONSOLIDATED
                                                 ISSUER    SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS        TOTAL
                                                 ------    ------------  ------------  ----------         -----
                                                                          (IN THOUSANDS)
ASSETS
Current assets
   Cash and cash equivalents ...............   $     7,553  $       233  $       413  $        --       $     8,199
   Accounts receivable, net ................            --       57,288        1,735           --            59,023
   Inventories .............................            --       82,013        1,664           --            83,677
   Other current assets ....................        14,814        1,118          145           --            16,077
                                               -----------  -----------  -----------  -----------    --------------
     Total current assets ..................        22,367      140,652        3,957           --           166,976

Property and equipment, net ................         4,423       52,303        2,765           --            59,491
Other assets, principally
   intangibles, net.........................        36,869      392,375       10,338           --           439,582
Investments in subsidiaries ................       374,439       20,739      123,994     (519,172)(1)            --
Intercompany receivables ...................       251,725       92,991        3,863     (348,579)(2)            --
                                               -----------  -----------  -----------  -----------       -----------
         Total assets ......................   $   689,823  $   699,060  $   144,917  $  (867,751)      $   666,049
                                               ===========  ===========  ===========  ===========       ===========


LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
Current liabilities
   Short-term borrowings ...................   $     7,997  $     1,266  $        26  $        --       $     9,289
   Other current liabilities ...............        38,635       60,276        1,262           --           100,173
                                               -----------  -----------  -----------  -----------       -----------
     Total current liabilities .............        46,632       61,542        1,288           --           109,462

Long-term debt .............................       368,837        5,147            6           --           373,990
Intercompany payables ......................        92,991      255,588           --     (348,579)(2)            --
Other long-term liabilities ................        36,742        2,344          577           --            39,663

Minority interest in preferred stock
   of subsidiary ...........................        23,179           --           --           --            23,179
Mandatorily redeemable
   preferred stock .........................            --           --       47,252           --            47,252
                                               -----------  -----------  -----------  -----------       -----------

Stockholders' equity
   Paid-in capital .........................       124,763      318,374       97,777     (461,129)(1)        79,785
   Retained earnings (deficit) .............        (3,321)      56,065         (296)     (58,043)(1)        (5,595)
   Accumulated other
     comprehensive loss ....................            --           --       (1,687)          --            (1,687)
                                               -----------  -----------  -----------  -----------       -----------
       Total stockholders' equity ..........       121,442      374,439       95,794     (519,172)           72,503
                                               -----------  -----------  -----------  -----------       -----------
         Total liabilities, mandatorily
           redeemable preferred stock
           and stockholders' equity ........   $   689,823  $   699,060  $   144,917  $  (867,751)      $   666,049
                                               ===========  ===========  ===========  ===========       ===========

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

STATEMENTS OF OPERATIONS

                                                         EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR)
                                                         ------------------------------------------------
                                                             GUARANTOR   NON-GUARANTOR CONSOLIDATING    CONSOLIDATED
                                                 ISSUER     SUBSIDIARIES  SUBSIDIARIES ADJUSTMENTS         TOTAL
                                                 ------     ------------  ------------ -----------         -----
                                                                          (IN THOUSANDS)
Revenues ...................................   $        --  $    87,312  $     8,503  $    (5,738)(3)   $    90,077
Cost of sales ..............................            --       59,252        6,587       (5,738)(3)        60,101
                                               -----------  -----------  -----------  -----------       -----------

   Gross profit ............................            --       28,060        1,916           --            29,976

Selling, general and
   administrative expenses .................         3,949       11,041          729           --            15,719
Nonrecurring charges .......................         3,632           --           --           --             3,632
Amortization of intangible assets ..........            --        1,337           10           --             1,347
Interest expense ...........................         2,343            7           --           --             2,350
Intercompany charges .......................        (4,357)       4,229          128           --                --
Equity in earnings of subsidiaries .........        (6,824)        (489)          --        7,313 (4)            --
Other expenses (income), net ...............           600         (164)         411           --               847
Provision (benefit) for income taxes .......        (2,532)       5,275          149           --             2,892
                                               -----------  -----------  -----------  -----------       -----------

     Net income ............................   $     3,189  $     6,824  $       489  $    (7,313)      $     3,189
                                               ===========  ===========  ===========  ===========       ===========





                                                                FOUR MONTHS ENDED DECEMBER 31, 1998
                                                                -----------------------------------
                                                             GUARANTOR  NON-GUARANTOR CONSOLIDATING  CONSOLIDATED
                                                 ISSUER     SUBSIDIARIES SUBSIDIARIES  ADJUSTMENTS       TOTAL
                                                 ------     ------------ ------------  -----------       -----
                                                                          (IN THOUSANDS)
Revenues ...................................   $        --  $    58,904  $     5,041  $    (3,589)(3)   $    60,356
Cost of sales ..............................            --       42,691        3,637       (3,589)(3)        42,739
                                               -----------  -----------  -----------  -----------       -----------

   Gross profit ............................            --       16,213        1,404           --            17,617

Selling, general and
   administrative expenses .................         1,741        8,124          409           --            10,274
Amortization of intangible assets ..........           102        2,868          178           --             3,148
Interest expense ...........................         6,754           92           21           --             6,867
Intercompany charges .......................        (3,088)       3,025           63           --                --
Equity in earnings of subsidiaries .........        (7,753)        (506)       2,553        5,706 (4)            --
Other expenses, net ........................            --          132          203           --               335
Provision for income taxes (benefit) .......         2,568       (5,275)          39           --            (2,668)
Extraordinary charge, net of tax ...........         2,229           --           --           --             2,229
                                               -----------  -----------  -----------  -----------       -----------

     Net income (loss) .....................   $    (2,553) $     7,753  $    (2,062) $    (5,706)      $    (2,568)
                                               ===========  ===========  ===========  ===========       ===========

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

STATEMENTS OF OPERATIONS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31, 1999
                                                                   ----------------------------
                                                            GUARANTOR   NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS          TOTAL
                                                  ------   ------------  ------------  -----------          -----
                                                                          (IN THOUSANDS)
Revenues ...................................   $        --  $   237,837  $    11,549  $    (5,338)(3)   $   244,048
Cost of sales ..............................            --      161,770        9,439       (5,338)(3)       165,871
                                               -----------      -------  -----------  -----------       -----------

   Gross profit ............................            --       76,067        2,110           --            78,177

Selling, general and
   administrative expenses .................         6,419       32,232        1,506           --            40,157
Amortization of intangible assets ..........           161       12,417          495           --            13,073
Interest expense ...........................        27,493          386           24           --            27,903
Intercompany charges .......................        (8,888)       8,888           --           --                --
Equity in earnings of subsidiaries .........       (12,611)        (406)       4,370        8,647 (4)            --
Other expenses (income), net ...............           646          219         (418)          --               447
Provision for income taxes (benefit) .......        (8,850)       9,720           82           --               952
                                               -----------  -----------  -----------  -----------       -----------

     Net income (loss) .....................   $    (4,370) $    12,611  $    (3,949) $    (8,647)      $    (4,355)
                                               =========== ============  ===========  ===========       ===========





                                                                   YEAR ENDED DECEMBER 31, 2000
                                                                   ----------------------------
                                                            GUARANTOR   NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS          TOTAL
                                                  ------   ------------  ------------  -----------          -----
                                                                          (IN THOUSANDS)

Revenues ...................................   $        --  $   342,400  $    11,873  $    (6,894)(3)   $   347,379
Cost of sales ..............................            --      229,554        9,388       (6,894)(3)       232,048
                                               -----------  -----------  -----------  -----------       -----------

   Gross profit ............................            --      112,846        2,485           --           115,331

Selling, general and
   administrative expenses .................         8,720       35,359        1,315           --            45,394
Amortization of intangible assets ..........           276       17,263          409           --            17,948
Interest expense ...........................        40,864          752            7           --            41,623
Minority interest in preferred stock
   of subsidiary ...........................            --           --        2,274           --             2,274
Intercompany charges .......................       (20,214)      20,214           --           --                --
Equity in earnings of subsidiaries .........       (15,668)        (681)      (3,602)      19,951 (4)            --
Other expenses (income), net ...............           336          158          (12)          --               482
Provision for income taxes (benefit) .......       (17,916)      24,113           85           --             6,282
                                               ------------ -----------  -----------  -----------       -----------

     Net income ............................   $     3,602  $    15,668  $     2,009  $   (19,951)      $     1,328
                                               ========================  ===========  ===========       ===========

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

STATEMENTS OF CASH FLOWS

                                                         EIGHT MONTHS ENDED AUGUST 31, 1998 (PREDECESSOR)
                                                         ------------------------------------------------
                                                            GUARANTOR   NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS          TOTAL
                                                  ------   ------------  ------------  -----------          -----
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................   $     3,189  $     6,824  $       489  $    (7,313)(4)   $     3,189
Noncash adjustments
   Equity in earnings of subsidiaries ......        (6,824)        (489)          --        7,313 (4)            --
   Other noncash adjustments ...............        (2,222)       3,420          557           --             1,755
Changes in working capital .................         5,492       (7,393)         (29)          --            (1,930)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       operating activities ................          (365)       2,362        1,017           --             3,014
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net
   of cash acquired ........................       (87,071)       1,263           --           --           (85,808)
Capital expenditures and other .............           (44)      (1,306)        (220)          --            (1,570)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash used for
       investing activities ................       (87,115)         (43)        (220)          --           (87,378)
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net revolving line of credit
   borrowings ..............................        57,000           --         (554)          --            56,446
Net proceeds from sale of
   common stock ............................        34,815           --           --           --            34,815
Principal payments on long-term
   debt and leases .........................            (3)      (1,280)         (34)          --            (1,317)
Other, net .................................            23          (96)          --           --               (73)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       financing activities ................        91,835       (1,376)        (588)          --            89,871
                                               -----------  -----------  -----------  -----------       -----------
Effect of foreign currency
   translation on cash .....................            --           --           26           --                26
                                               -----------  -----------  -----------  -----------    --------------
Net increase in cash and equivalents .......         4,355          943          235           --             5,533
Cash and equivalents at beginning
   of period ...............................            16          109           81           --               206
                                               -----------  -----------  -----------  -----------    --------------
Cash and equivalents at end of period ......   $     4,371  $     1,052  $       316  $        --       $     5,739
                                               ===========  ===========  ===========  ===========    ==============

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                FOUR MONTHS ENDED DECEMBER 31, 1998
                                                                -----------------------------------
                                                            GUARANTOR   NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS          TOTAL
                                                  ------   ------------  ------------  -----------          -----
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................   $    (2,553) $     7,753  $    (2,062) $    (5,706)(4)   $    (2,568)
Noncash adjustments
   Equity in earnings of subsidiaries ......        (7,753)        (506)       2,553        5,706 (4)            --
   Other noncash adjustments ...............        (2,647)       4,964         (259)          --             2,058
Changes in working capital .................        12,408      (10,272)        (618)          --             1,518
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       operating activities ................          (545)       1,939         (386)          --             1,008
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net
   of cash acquired ........................         4,371        1,052     (190,549)          --          (185,126)
Capital expenditures and other .............            --       (1,746)         (67)          --            (1,813)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash used for
       investing activities ................         4,371         (694)    (190,616)          --          (186,939)
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Financing of DeCrane Aircraft
   Acquisition, net ........................            --           --      190,865           --           190,865
Line of credit borrowings
   (repayments) ............................        (1,367)          --          264           --            (1,103)
Principal payments on long-term
   debt and leases .........................            (1)        (447)         (10)          --              (458)
Other, net .................................            --          (36)          --           --               (36)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       financing activities ................        (1,368)        (483)     191,119           --           189,268
                                               -----------  -----------  -----------  -----------       -----------
Effect of foreign currency
   translation on cash .....................            --           --          181           --               181
                                               -----------  -----------  -----------  -----------       -----------
Net decrease in cash and equivalents .......         2,458          762          298           --             3,518
Cash and equivalents at beginning
   of period ...............................            --           --           --           --                --
                                               -----------  -----------  -----------  -----------       -----------
Cash and equivalents at end of period ......   $     2,458  $       762  $       298  $        --       $     3,518
                                               ===========  ===========  ===========  ===========       ===========

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31, 1999
                                                                   ----------------------------
                                                            GUARANTOR   NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS          TOTAL
                                                  ------   ------------  ------------  -----------          -----
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..........................   $    (4,370) $    12,611  $    (3,949) $    (8,647)(4)   $    (4,355)
Noncash adjustments
   Equity in earnings of subsidiaries ......       (12,611)        (406)       4,370        8,647 (4)            --
   Other noncash adjustments ...............         1,787       25,188          821           --            27,796
Changes in working capital .................        30,867      (38,903)         (62)        (143)           (8,241)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       operating activities ................        15,673       (1,510)       1,180         (143)           15,200
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net
   of cash acquired ........................      (148,310)       2,604           --           --          (145,706)
Investment in subsidiary ...................            --           --      (14,511)      14,511                --
Capital expenditures and other .............          (156)      (6,289)        (623)          --            (7,068)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash used for
       investing activities ................      (148,466)      (3,685)     (15,134)      14,511          (152,774)
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing for acquisitions ............       135,000           --           --           --           135,000
Capital contribution to subsidiary of
   proceeds from sale of common stock.......        14,368           --       14,511      (14,368)           14,511
Customer advance ...........................            --        5,000           --           --             5,000
Net revolving line of credit
   borrowings ..............................        (5,800)          --           --           --            (5,800)
Principal payments on long-term
   debt and leases .........................        (1,046)        (675)        (232)          --            (1,953)
Other, net .................................        (4,348)        (215)        (143)          --            (4,706)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       financing activities ................       138,174        4,110       14,136      (14,368)          142,052
                                               -----------  -----------  -----------  -----------       -----------
Effect of foreign currency
   translation on cash .....................            --           --          (78)          --               (78)
                                               -----------  -----------  -----------  -----------       -----------
Net increase (decrease) in cash and
   equivalents .............................         5,381       (1,085)         104           --             4,400
Cash and equivalents at beginning
   of period ...............................         2,458          762          298           --             3,518
                                               -----------  -----------  -----------  -----------    --------------
Cash and equivalents at end of period ......   $     7,839  $      (323) $       402  $        --       $     7,918
                                               ===========  =========== ============  ===========       ===========

NOTE 19.      SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
              (CONTINUED)

STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                   YEAR ENDED DECEMBER 31, 2000
                                                                   ----------------------------
                                                            GUARANTOR   NON-GUARANTOR CONSOLIDATING     CONSOLIDATED
                                                  ISSUER   SUBSIDIARIES  SUBSIDIARIES  ADJUSTMENTS          TOTAL
                                                  ------   ------------  ------------  -----------          -----
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income .................................   $     3,602  $    15,668  $     2,009  $   (19,951)(4)   $     1,328
Noncash adjustments
   Equity in earnings of subsidiaries ......       (15,668)        (681)      (3,602)      19,951 (4)            --
   Other noncash adjustments ...............         9,092       25,293        3,228           --            37,613
Changes in working capital .................         1,283      (22,458)        (983)          --           (22,158)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       operating activities ................        (1,691)      17,822          652           --            16,783
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisitions, net
   of cash acquired ........................       (89,838)         292       (7,902)       7,902           (89,546)
Capital expenditures and other .............        (3,614)     (18,370)        (634)          --           (22,618)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash used for
       investing activities ................       (93,452)     (18,078)      (8,536)       7,902          (112,164)
                                               -----------  -----------  -----------  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Debt financing for acquisitions ............        55,000           --           --           --            55,000
Proceeds from sale of preferred stock
   and warrants ............................        24,924           --           --           --            24,924
Net revolving line of credit
   borrowings ..............................        12,400           --           --           --            12,400
Capital contribution to subsidiary of
   proceeds from sale of common stock.......         7,902           --        7,902       (7,902)            7,902
Other borrowings ...........................            --        3,451           --           --             3,451
Principal payments on long-term
   debt and leases .........................        (3,419)      (2,392)         (13)          --            (5,824)
Other, net .................................        (1,950)        (247)          --           --            (2,197)
                                               -----------  -----------  -----------  -----------       -----------
     Net cash provided by (used for)
       financing activities ................        94,857          812        7,889       (7,902)           95,656
                                               -----------  -----------  -----------  -----------       -----------
Effect of foreign currency
   translation on cash .....................            --           --            6           --                 6
                                               -----------  -----------  -----------  -----------       -----------
Net increase (decrease) in cash and
   equivalents .............................          (286)         556           11           --               281
Cash and equivalents at beginning
   of period ...............................         7,839         (323)         402           --             7,918
                                               -----------  -----------  -----------  -----------    --------------
Cash and equivalents at end of period ......   $     7,553  $       233  $       413  $        --       $     8,199
                                               ===========  ===========  ===========  ===========       ===========

NOTE 20.      CONDENSED QUARTERLY DATA FOR 1999 AND 2000 (UNAUDITED)

       Unaudited condensed quarterly data for the years ended December 31, 1999 and 2000 are summarized in the tables below.

                                                                           YEAR ENDED DECEMBER 31, 1999
                                                                           ----------------------------
                                                                     1ST          2ND          3RD          4TH
                                                                     ---          ---          ---          ---
                                                                                  (IN THOUSANDS)
Revenues .....................................................  $    49,895  $    62,703  $    65,238   $    66,212
Gross profit .................................................       16,000       20,624       23,131        18,422
EBITDA, as defined (Note 18) .................................        8,965       14,167       15,689        17,705
Net income (loss) ............................................         (275)          92          683        (4,855)

       During the fourth quarter of 1999, the Company announced a plan to reorganize and restructure the operations of two of its subsidiaries within the Systems Integration Group (Note 4). As a result, a restructuring and asset impairment charge aggregating $9,148,000 was recorded in the fourth quarter. In addition, charges aggregating $787,000 related to this restructuring were charged to operations during the first three quarters of 1999, for a total restructuring and impairment charge of $9,935,000 for the year.

                                                                           YEAR ENDED DECEMBER 31, 2000
                                                                           ----------------------------
                                                                     1ST          2ND          3RD          4TH
                                                                     ---          ---          ---          ---
                                                                                       (IN THOUSANDS)
Revenues .....................................................  $    79,178  $    82,094  $    93,149   $    92,958
Gross profit .................................................       26,152       27,611       31,131        30,437
EBITDA, as defined (Note 18) .................................       17,182       19,941       22,159        21,710
Net income (loss).............................................          755        1,987         (110)       (1,304)

                       DECRANE HOLDINGS CO. AND SUBSIDIARY

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                             BALANCE AT     CHARGED TO      CHARGED TO                     BALANCE AT
                                            BEGINNING OF     COST AND          OTHER                         END OF
                                               PERIOD         EXPENSE        ACCOUNTS      DEDUCTIONS        PERIOD
                                          ----------------  -----------  ---------------  --------------  --------------

PREDECESSOR

EIGHT MONTHS ENDED AUGUST 31, 1998
Allowance for doubtful accounts ........  $       487       $       384  $        32 (1)  $       376     $       527
Reserve for excess, slow moving
   and potentially obsolete
   material ............................        3,364               760        2,056 (1)          311           5,869

=============================================================================================================================

FOUR MONTHS ENDED DECEMBER 31, 1998

Allowance for doubtful accounts ........  $       527  (1)  $       243  $        --      $       189     $       581
Reserve for excess, slow moving
   and potentially obsolete
   material ............................        5,869  (1)          285           --              452           5,702

YEAR ENDED DECEMBER 31, 1999

Allowance for doubtful accounts ........  $       581       $     1,252  $     1,407 (1)  $     1,274     $     1,966
Reserve for excess, slow moving
   and potentially obsolete
   material (2) ........................        5,702             1,373        2,567 (1)        2,676           6,966

YEAR ENDED DECEMBER 31, 2000

Allowance for doubtful accounts ........  $     1,966       $       120  $       223 (1)  $       407     $     1,902
Reserve for excess, slow moving
   and potentially obsolete
   material ............................        6,966             1,261          215 (1)        2,862           5,580

---------------

(1) Attributable to companies acquired. Reflects historical amounts used to determine the fair value of assets acquired.

(2) Excludes $5,983,000 of inventory write-downs resulting from the plan to reorganize and restructure the operations of two subsidiaries.