Form 10-Q
period 2001-03-31
DECRANE HOLDINGS CO
filed 2001-05-14
CIK 1076441

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 333-70363

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

Not Applicable

(Former address and telephone number of principal executive offices, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of May 7, 2001 was 3,914,274 shares.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2001	December 31, 2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,104	$8,199
Accounts receivable, net	69,484	59,023
Inventories	90,929	83,677
Deferred income taxes	14,385	15,090
Prepaid expenses and other current assets	1,353	987

Total current assets	181,255	166,976
Property and equipment, net	60,657	59,491
Other assets, principally intangibles, net	433,774	439,582

Total assets	$675,686	$666,049

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Equity
Current liabilities
Current portion of long-term debt	$11,837	$9,289
Accounts payable	25,574	20,304
Accrued liabilities	53,505	76,364
Income taxes payable	4,260	3,505

Total current liabilities	95,176	109,462
Long-term debt	395,442	373,990
Deferred income taxes	37,709	37,013
Other long-term liabilities	2,762	2,650
Commitments and contingencies (Note 8)
Minority interest in preferred stock of subsidiary	24,378	23,179
Mandatorily redeemable preferred stock	48,906	47,252

Stockholders' equity
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of March 31, 2001 and December 31, 2000	—	—
Common stock, $.01 par value, 10,000,000 shares authorized as of March 31, 2001 and December 31, 2000; 3,914,274 shares issued and outstanding as of March 31, 2001 and December 31, 2000	39	39
Additional paid-in capital	80,834	82,298
Notes receivable for shares sold	(2,587)	(2,552)
Accumulated deficit	(4,322)	(5,595)
Accumulated other comprehensive loss	(2,651)	(1,687)

Total stockholders' equity	71,313	72,503

Total liabilities and stockholders' equity	$675,686	$666,049

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenues	$99,151	$79,178
Cost of sales	64,106	53,026

Gross profit	35,045	26,152

Operating expenses
Selling, general and administrative expenses	14,660	11,046
Amortization of intangible assets	4,966	4,213

Total operating expenses	19,626	15,259

Income from operations	15,419	10,893
Other expenses
Interest expense	10,455	8,676
Minority interest in preferred stock of subsidiary	1,199	—
Other expenses, net	105	64

Income before provision for income taxes	3,660	2,153
Provision for income taxes	2,387	1,398

Net income	1,273	755
Noncash preferred stock dividend accretion	(1,654)	(1,441)

Net loss applicable to common stockholders	$(381)	$(686)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock			Notes Receivable For Shares Sold		Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit
	Shares	Amount					Total
Balance, December 31, 2000	3,914,274	$39	$82,298	$(2,552)	$(5,595)	$(1,687)	$72,503
Comprehensive income
Net income	—	—	—	—	1,273	—	1,273
Translation adjustment	—	—	—	—	—	(964)	(964)

							309

Noncash preferred stock dividend accretion	—	—	(1,654)	—	—	—	(1,654)
Compensatory stock option expense	—	—	190	—	—	—	190
Notes receivable interest accrued	—	—	—	(35)	—	—	(35)

Balance, March 31, 2001 (Unaudited)	3,914,274	$39	$80,834	$(2,587)	$(4,322)	$(2,651)	$71,313

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$1,273	$755
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,248	6,803
Minority interest in preferred stock of subsidiary	1,199	—
Deferred income taxes	746	681
Other, net	359	168
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(10,610)	(5,585)
Inventories	(7,348)	(3,510)
Prepaid expenses and other assets	(838)	(1,046)
Accounts payable	5,302	924
Accrued liabilities	(5,602)	(2,643)
Income taxes payable	1,505	1,072
Other long-term liabilities	155	244

Net cash used for operating activities	(5,611)	(2,137)

Cash flows from investing activities
Cash paid for acquisitions	(17,247)	(28,179)
Capital expenditures	(2,604)	(1,588)
Other, net	55	—

Net cash used for investing activities	(19,796)	(29,767)

Cash flows from financing activities
Net borrowings under senior credit facility	23,300	26,100
Principal payments on term debt, capitalized leases and other debt	(1,001)	(1,377)
Other, net	(58)	(77)

Net cash provided by financing activities	22,241	24,646

Effect of foreign currency translation on cash	71	(12)

Net decrease in cash and cash equivalents	(3,095)	(7,270)
Cash and cash equivalents at beginning of period	8,199	7,918

Cash and cash equivalents at end of period	$5,104	$648

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1. Consolidated Financial Statements

    The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair statement of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company's 2000 Form 10-K. Some reclassifications have been made to prior periods' financial statements to conform to the 2001 presentation.

Note 2. Unaudited Pro Forma Results of Operations for 2000 Acquisitions

    Unaudited pro forma consolidated results of operations are presented in the table below for three months ended March 31, 2000. The pro forma results of operations reflects the companies acquired during 2000, which are not reflected in the March 31, 2000 historical results, as if all of the acquisitions were consummated as of January 1, 2000. Historical results for 2001, which reflects the companies acquired during 2000, are presented for comparability. Amounts are in thousands.

	Three Months Ended March 31,
	2001 Historical	2000 Pro Forma
	(Unaudited)
Revenues	$99,151	$91,482
EBITDA, as defined (Note 10)	23,385	21,447
Net income	1,273	147

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

Note 3. Inventories

    Inventories are comprised of the following as of March 31, 2001 and December 31, 2000 (amounts in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Raw materials	$50,515	$49,235
Work-in process	32,310	26,749
Finished goods	8,104	7,693

Total inventories	$90,929	$83,677

    Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are program costs, principally engineering, of $9,581,000 at March 31, 2001 and $8,603,000 at December 31, 2000 related to long-term contracts that will be recoverable based on future sales. Periodic assessments are performed to ensure recoverability of program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 2001 and 2000.

Note 4. Accrued Liabilities

    Accrued liabilities are comprised of the following as of March 31, 2001 and December 31, 2000 (amounts in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Acquisition related contingent consideration	$3,079	$20,154
Customer advances and deposits	20,344	19,974
Salaries, wages, compensated absences and payroll related taxes	12,163	15,337
Accrued interest	2,467	3,730
Other accrued liabilities	15,452	17,169

Total accrued liabilities	$53,505	$76,364

Note 5. Long-Term Debt

    Long-term debt includes the following amounts as of March 31, 2001 and December 31, 2000 (amounts in thousands):

	March 31, 2001	December 31, 2000
	(Unaudited)
Senior credit facility
$25 million working capital revolving line of credit	$10,700	$—
$25 million acquisition revolving line of credit	25,000	12,400
Term loans	263,443	263,443
12% senior subordinated notes	100,000	100,000
Capital lease obligations and equipment term debt financing, secured by property and equipment	6,486	5,231
Other indebtedness	1,650	2,205

Total long-term debt	407,279	383,279
Less current portion	(11,837)	(9,289)

Long-term debt, less current portion	$395,442	$373,990

Note 6. Income Taxes

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

Note 7. Capital Structure

Mandatorily Redeemable Preferred Stock

    The table below summarizes the increase in mandatorily redeemable preferred stock during the three months ended March 31, 2001.

	DeCrane Aircraft 16% Preferred Stock				DeCrane Holdings 14% Preferred Stock
	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value
	(in thousands, except share and per share data)
Balance, December 31, 2000	270,400	$27,040	$(3,861)	$23,179	342,417	$47,252
Accrued dividends and redemption value accretion	10,816	1,082	117	1,199	—	—
Noncash dividend accretion	—	—	—	—	—	1,654

Balance, March 31, 2001 (Unaudited)	281,216	$28,122	$(3,744)	$24,378	342,417	$48,906

Per share liquidation value as of March 31, 2001 (Unaudited)		$100.00				$142.83

    DeCrane Aircraft's 16% preferred stock is reflected as minority interest in preferred stock of subsidiary in the consolidated financial statements.

DeCrane Aircraft 16% Mandatorily Redeemable Preferred Stock

    Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. For the three months ended March 31, 2001, DeCrane Aircraft elected to issue 10,816 additional shares in lieu of cash dividend payments; such shares have been reflected as a component of minority interest in preferred stock of subsidiary.

DeCrane Holdings 14% Mandatorily Redeemable Preferred Stock

    Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn increases the redemption obligation. For the three months ended March 31, 2001, the liquidation preference on the DeCrane Holdings preferred stock increased by $1,654,000 to reflect the noncash dividend accretion.

Note 8. Commitments and Contingencies

Contingent Acquisition Consideration

    The determinable amounts of the Company's remaining maximum contingent consideration payment obligations, as of March 31, 2001, are summarized below. The contingent consideration is payable based upon the acquired companies level of attainment of their defined performance criteria in future periods and excludes amounts earned and recorded through March 31, 2001 (Notes 2, 4 and 9). Provided the defined performance criteria is attained for the future years ending December 31st as indicated below, the Company's determinable maximum contingent consideration payment obligation will be (amounts in thousands):

(Unaudited)
For the year ending December 31,
2001	$1,450
2002	1,350
2003	750

Total maximum determinable obligation	$3,550

    Contingent consideration payable, if any, is payable during the first quarter of the following year.

Note 9. Consolidated Statements of Cash Flows

    The following information supplements the Company's consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Components of cash paid for acquisitions
Contingent consideration paid for previously completed acquisitions	$17,075	$27,900
Additional acquisition related expenses	172	279

Total cash paid for acquisitions	$17,247	$28,179

Note 10. Business Segment Information

    The Company supplies products and services to the general aviation industry. The Company's subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

  •
  Cabin Management—provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;

  •
  Specialty Avionics—designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

  •
  Systems Integration—provides auxiliary fuel tanks, auxiliary power units and system integration services.

    Management utilizes more than one measurement to evaluate group performance and allocate resources, however, EBITDA is considered to be the primary measurement of overall group economic returns and cash flows. Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, restructuring and asset impairment charges, acquisition related charges and other noncash and nonoperating charges. This is consistent with the manner in which the Company's lenders and ultimate investors measure its overall performance.

    The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies in Note 1 to the audited financial statements. Some transactions are recorded at the Company's corporate headquarters and are not allocated to the groups, such as, most of the Company's cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
Revenues
Cabin Management	$51,359	$36,224
Specialty Avionics	31,273	26,797
Systems Integration	16,734	16,609
Inter-group elimination (1)	(215)	(452)

Consolidated totals	$99,151	$79,178

EBITDA (2)
Cabin Management	$13,398	$9,541
Specialty Avionics	7,827	6,133
Systems Integration	4,096	3,442
Corporate (3)	(1,936)	(1,803)
Inter-group elimination (4)	—	(131)

Consolidated totals	$23,385	$17,182

	March 31,
	2001	2000
	(Unaudited)
Total assets
Cabin Management	$324,561	$189,160
Specialty Avionics	228,044	223,379
Systems Integration	83,971	90,044
Corporate (5)	39,449	25,905
Inter-group elimination (6)	(339)	(707)

Consolidated totals	$675,686	$527,781

(1)
Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)
The table below reconciles EBITDA to consolidated income from operations and income before income taxes (amounts in thousands).

	March 31,
	2001	2000
	(Unaudited)
Consolidated EBITDA	$23,385	$17,182
Depreciation and amortization (a)	(7,695)	(6,200)
Acquisition related charges not capitalized	(81)	(4)
Other noncash charges	(190)	(85)

Consolidated income from operations	15,419	10,893
Interest expense	(10,455)	(8,676)
Minority interest in preferred stock of subsidiary	(1,199)	—
Other expenses, net	(105)	(64)

Consolidated income before income taxes	$3,660	$2,153

(a)   Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $553,000 and $603,000 for the three months ended March 31, 2001 and 2000, respectively.

(3)
Reflects the Company's corporate headquarters costs and expenses not allocated to the groups.

(4)
Reflects elimination of the effect of inter-group profits in inventory.

(5)
Reflects the Company's corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(6)
Reflects elimination of inter-group receivables and profits in inventory as of period end.

Note 11. Supplemental Condensed Consolidating Financial Information

    In conjunction with the senior credit facility and 12% senior subordinated notes described in Note 5, the following condensed consolidating financial information is presented segregating DeCrane Aircraft, as the issuer, and guarantor and non-guarantor subsidiaries. The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes. DeCrane Holdings in not a guarantor of either the senior credit facility or the notes and is therefore reflected in the non-guarantor subsidiary column.

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

  (4)
  Elimination of equity in earnings of subsidiaries.

Balance Sheets

	March 31, 2001 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$4,763	$252	$89	$—		$5,104
Accounts receivable, net	—	68,312	1,172	—		69,484
Inventories	—	89,117	1,812	—		90,929
Other current assets	14,278	1,224	236	—		15,738

Total current assets	19,041	158,905	3,309	—		181,255
Property and equipment, net	4,257	53,799	2,601	—		60,657
Other assets, principally intangibles, net	16,151	408,095	9,528	—		433,774
Investments in subsidiaries	401,192	20,685	125,457	(547,334	)(1)	—
Intercompany receivables	237,589	75,999	4,795	(318,383	)(2)	—

Total assets	$678,230	$717,483	$145,690	$(865,717)		$675,686

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Equity
Current liabilities
Short-term borrowings	$10,691	$1,122	$24	$—		$11,837
Other current liabilities	17,146	64,528	1,665	—		83,339

Total current liabilities	27,837	65,650	1,689	—		95,176
Long-term debt	389,346	6,096	—	—		395,442
Intercompany payables	75,999	242,384	—	(318,383	)(2)	—
Other long-term liabilities	37,800	2,161	510	—		40,471
Minority interest in preferred stock of subsidiary	24,378	—	—	—		24,378
Mandatorily redeemable preferred stock	—	—	48,906	—		48,906

Stockholders' equity
Paid-in capital	123,719	338,729	96,313	(480,475	)(1)	78,286
Retained earnings (deficit)	(849)	62,463	923	(66,859	)(1)	(4,322)
Accumulated other comprehensive loss	—	—	(2,651)	—		(2,651)

Total stockholders' equity	122,870	401,192	94,585	(547,334)		71,313

Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$678,230	$717,483	$145,690	$(865,717)		$675,686

	December 31, 2000
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$7,553	$233	$413	$—		$8,199
Accounts receivable, net	—	57,288	1,735	—		59,023
Inventories	—	82,013	1,664	—		83,677
Other current assets	14,814	1,118	145	—		16,077

Total current assets	22,367	140,652	3,957	—		166,976
Property and equipment, net	4,423	52,303	2,765	—		59,491
Other assets, principally intangibles, net	16,514	412,730	10,338	—		439,582
Investments in subsidiaries	394,794	20,739	123,994	(539,527	)(1)	—
Intercompany receivables	251,725	92,991	3,863	(348,579	)(2)	—

Total assets	$689,823	$719,415	$144,917	$(888,106)		$666,049

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders' Equity
Current liabilities
Short-term borrowings	$7,997	$1,266	$26	$—		$9,289
Other current liabilities	38,635	60,276	1,262	—		100,173

Total current liabilities	46,632	61,542	1,288	—		109,462
Long-term debt	368,837	5,147	6	—		373,990
Intercompany payables	92,991	255,588	—	(348,579	)(2)	—
Other long-term liabilities	36,742	2,344	577	—		39,663
Minority interest in preferred stock of subsidiary	23,179	—	—	—		23,179
Mandatorily redeemable preferred stock	—	—	47,252	—		47,252

Stockholders' equity
Paid-in capital	124,763	338,729	97,777	(481,484	)(1)	79,785
Retained earnings (deficit)	(3,321)	56,065	(296)	(58,043	)(1)	(5,595)
Accumulated other comprehensive loss	—	—	(1,687)	—		(1,687)

Total stockholders' equity	121,442	394,794	95,794	(539,527)		72,503

Total liabilities, mandatorily redeemable preferred stock and stockholders' equity	$689,823	$719,415	$144,917	$(888,106)		$666,049

Statements of Operations

	Three Months Ended March 31, 2001 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Revenues	$—	$98,193	$2,712	$(1,754	)(3)	$99,151
Cost of sales	—	63,502	2,358	(1,754	)(3)	64,106

Gross profit	—	34,691	354	—		35,045
Selling, general and administrative expenses	2,422	11,987	251	—		14,660
Amortization of intangible assets	76	4,787	103	—		4,966
Interest expense	10,194	251	10	—		10,455
Minority interest in preferred stock of subsidiary	—	—	1,199	—		1,199
Intercompany charges	(5,239)	5,239	—	—		—
Equity in earnings of subsidiaries	(6,398)	(4)	(2,472)	8,874	(4)	—
Other expenses (income), net	75	72	(42)	—		105
Provision for income taxes (benefit)	(3,602)	5,961	28	—		2,387

Net income	$2,472	$6,398	$1,277	$(8,874)		$1,273

	Three Months Ended March 31, 2000 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Revenues	$—	$78,557	$3,148	$(2,527	)(3)	$79,178
Cost of sales	—	53,097	2,456	(2,527	)(3)	53,026

Gross profit	—	25,460	692	—		26,152
Selling, general and administrative expenses	1,976	8,698	372	—		11,046
Amortization of intangible assets	51	4,048	114	—		4,213
Interest expense (income)	8,577	102	(3)	—		8,676
Intercompany charges	(3,258)	3,258	—	—		—
Equity in earnings of subsidiaries	(5,199)	(187)	(755)	6,141	(4)	—
Other expenses (income), net	3	81	(20)	—		64
Provision for income taxes (benefit)	(2,905)	4,261	42	—		1,398

Net income	$755	$5,199	$942	$(6,141)		$755

Statements of Cash Flows

	Three Months Ended March 31, 2001 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Cash flows from operating activities
Net income	$2,472	$6,398	$1,277	$(8,874	)(4)	$1,273
Noncash adjustments
Equity in earnings of subsidiaries	(6,398)	(4)	(2,472)	8,874	(4)	—
Other noncash adjustments	2,309	6,470	1,773	—		10,552
Changes in working capital	(7,077)	(9,601)	(758)	—		(17,436)

Net cash provided by (used for) operating activities	(8,694)	3,263	(180)	—		(5,611)

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(17,247)	—	—	—		(17,247)
Capital expenditures and other	(51)	(2,290)	(208)	—		(2,549)

Net cash used for investing activities	(17,298)	(2,290)	(208)	—		(19,796)

Cash flows from financing activities
Net senior credit facility borrowings	23,300	—	—	—		23,300
Principal payments on term debt, capitalized leases and other debt	(98)	(896)	(7)	—		(1,001)
Other, net	—	(58)	—	—		(58)

Net cash provided by (used for) financing activities	23,202	(954)	(7)	—		22,241

Effect of foreign currency translation on cash	—	—	71	—		71

Net increase (decrease) in cash and equivalents	(2,790)	19	(324)	—		(3,095)
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$4,763	$252	$89	$—		$5,104

	Three Months Ended March 31, 2000 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
	(in thousands)
Cash flows from operating activities
Net income	$755	$5,199	$942	$(6,141	)(4)	$755
Noncash adjustments
Equity in earnings of subsidiaries	(5,199)	(187)	(755)	6,141	(4)	—
Other noncash adjustments	1,483	5,920	249	—		7,652
Changes in working capital	(539)	(9,774)	(231)	—		(10,544)

Net cash provided by (used for) operating activities	(3,500)	1,158	205	—		(2,137)

Cash flows from investing activities
Cash paid for acquisitions	(28,179)	—	—	—		(28,179)
Capital expenditures and other	(238)	(1,198)	(152)	—		(1,588)

Net cash used for investing activities	(28,417)	(1,198)	(152)	—		(29,767)

Cash flows from financing activities
Net senior credit facility borrowings	26,100	—	—	—		26,100
Principal payments on term debt, capitalized leases and other debt	(1,032)	(332)	(13)	—		(1,377)
Other, net	—	(77)	—	—		(77)

Net cash provided by (used for) financing activities	25,068	(409)	(13)	—		24,646

Effect of foreign currency translation on cash	—	—	(12)	—		(12)

Net increase (decrease) in cash and equivalents	(6,849)	(449)	28	—		(7,270)
Cash and equivalents at beginning of period	7,839	(323)	402	—		7,918

Cash and equivalents at end of period	$990	$(772)	$430	$—		$648

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Overview

    Our financial position and results of operations have been affected by our history of acquisitions. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial condition and results of operations described herein, consist of our Cabin Management Group's acquisitions of Carl F. Booth & Co. on May 11, 2000 and ERDA on June 30, 2000.

    Our historical financial statements reflect the financial position and results of operations of the acquired businesses subsequent to their respective acquisition dates.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

    Revenues.  Revenues increased $20.0 million, or 25.2%, to $99.2 million for the three months ended March 31, 2001 from $79.2 million for the three months ended March 31, 2000. The increase primarily results from the inclusion of revenues in 2001 from companies we acquired during 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
Cabin Management	$15.1	41.8%
Specialty Avionics	4.6	17.0
Systems Integration	0.1	0.8
Inter-group elimination	0.2
Total	20.0

    Cabin Management.  Revenues increased by $15.1 million, or 41.8% over the prior year, due to:

  •
  the inclusion of $13.4 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and ERDA in 2000; and

  •
  a $1.7 million increase in cabin furniture and related products revenues reflecting primarily a higher volume of corporate jet production by the aircraft manufacturers.

    Specialty Avionics.  Revenues increased by $4.6 million, or 17.0% from the prior year, due to:

  •
  a $4.1 million increase in cockpit audio, communications, lighting and power and control devices revenues; and

  •
  a $0.5 million revenue increase resulting from higher unit volume for our interconnect products.

    Systems Integration.  Revenues increased by $0.1 million, or 0.8% over the prior year, due to:

  •
  a $1.6 million revenue increase in auxiliary fuel tank systems and power units; offset by

  •
  a $1.5 million decrease in cabin and flight deck systems integration revenues.

    Gross profit.  Gross profit increased $8.9 million, or 34.0%, to $35.0 million for the three months ended March 31, 2001. The increase primarily results from the inclusion of gross profit in 2001 from companies we acquired in 2000. Gross profit as a percent of revenues increased to 35.3% for the three months ended March 31, 2001 from 33.1% for the same period last year primarily as a result of improved profit margins in our Specialty Avionics and Systems Integration groups. By segment, gross profit changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
Cabin Management	$5.1	39.4%
Specialty Avionics	2.3	27.3
Systems Integration	1.3	24.6
Inter-group elimination	0.2
Total	8.9

    Cabin Management.  Gross profit increased by $5.1 million, or 39.4% over the prior year due to:

  •
  a $4.9 million increase in gross profit resulting from our 2000 acquisitions; and

  •
  a $0.9 million increase related to higher volume for our cabin furniture and related products; offset by

  •
  a $0.7 million decrease resulting from higher engineering and field service costs for entertainment system products associated with testing and certification of new products.

    Specialty Avionics.  Gross profit increased by $2.3 million, or 27.3% from the prior year, due to:

  •
  a $2.3 million increase related to higher unit volume for our cockpit audio, communications, lighting and power and control devices products; and

  •
  a $1.0 million increase related to a shift in product mix to items with higher margins; offset by

  •
  a $0.7 million decrease related to higher material and labor costs for our interconnect products; and

  •
  a $0.3 million decrease related to labor inefficiencies caused by rolling blackouts and higher electrical energy costs at our California-based facilities.

    Systems Integration.  Gross profit increased by $1.3 million, or 24.6% over the prior year, due to:

  •
  a $0.5 million increase due to higher auxiliary fuel tank systems volume; and

  •
  a $0.6 million increase in gross profit resulting from improved auxiliary fuel tank manufacturing and installation efficiencies; and

  •
  a $0.2 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring.

    Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.6 million, or 33.1%, to $14.7 million for the three months ended March 31, 2001, from $11.0 million for the same period last year. The increase primarily results from the inclusion of $2.1 million of SG&A expenses in 2001 from companies we acquired in 2000. SG&A expenses as a percent of revenues increased to 14.8% for the three months ended March 31, 2001 compared to 13.9% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
Cabin Management	$2.1	57.2%
Specialty Avionics	0.5	18.1
Systems Integration	0.5	21.5
Corporate	0.5	24.3
Total	3.6

    Cabin Management.  SG&A expenses increased by $2.1 million, or 57.2% over the prior year, due to the inclusion of companies acquired during 2000.

    Specialty Avionics.  SG&A expenses increased by $0.5 million, or 18.1% from the prior year, due to higher labor and employee benefit costs.

    Systems Integration.  SG&A expenses increased by $0.5 million, or 21.5% over the prior year, due to:

  •
  a $0.3 million increase related to an increase in engineering project management; and

  •
  a $0.2 million increase in related to higher labor and employee benefit costs.

    Corporate.  SG&A expenses increased by $0.5 million, or 24.3% over the prior year due to:

  •
  a $0.1 million increase in labor and employee benefit costs and spending for sales and marketing programs; and

  •
  a $0.4 million increase in depreciation and other noncash and acquisition related charges.

    Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $1.5 million, or 24.1%, for the three months ended March 31, 2001. The increase results from the inclusion of $1.1 million of depreciation and amortization expense in 2001 from companies we acquired during 2000 and additional depreciation reflecting our capital expenditures during the period.

    EBITDA and Operating income.  EBITDA increased $6.2 million to $23.4 million, or 35.9%, for the three months ended March 31, 2001, from $17.2 million for the same period last year. The increase results, in part, from the contribution to year 2001 results from companies we acquired during 2000. EBITDA as a percent of revenues increased to 23.6% for the three months ended March 31, 2001, from 21.7% for the same period last year. Operating income increased $4.5 million to $15.4 million, or 41.2%, for the three months ended March 31, 2001, from $10.9 million for the same period last year. By segment, EBITDA changed as follows:

	Increase (Decrease) From 2000
	Amount	Percent
	(in millions)
EBITDA
Cabin Management	$3.8	40.4%
Specialty Avionics	1.7	27.3
Systems Integration	0.7	19.0
Corporate	(0.1)	(7.4)
Inter-group elimination	0.1

Total EBITDA	6.2
Depreciation and amortization	(1.5)
Other noncash and acquisition related charges	(0.2)

Total operating income	$4.5

    Cabin Management.  EBITDA increased by $3.8 million, or 40.4% over the prior year, due to our 2000 acquisitions and increased volume to support higher production levels of corporate jets.

    Specialty Avionics.  EBITDA increased by $1.7 million, or 27.3% from the prior year, due to higher demand for our commercial aircraft products.

    Systems Integration.  EBITDA increased by $0.7 million, or 19.0% from the prior year, due to:

  •
  a $0.9 million increase resulting primarily from favorable auxiliary fuel tank and power unit manufacturing efficiencies; offset by

  •
  a $0.2 million decrease resulting from higher SG & A costs.

    Corporate.  EBITDA decreased by $0.1 million, or 7.4% from the prior year, due to higher labor and sales and marketing costs.

    Interest expense.  Interest expense increased $1.8 million to $10.5 million for the three months ended March 31, 2000, from $8.7 million for the same period last year, due to:

  •
  a $2.2 million increase resulting from higher debt levels associated with our acquisition of companies during 2000; offset by

  •
  a $0.4 million decrease resulting from lower average interest rates charged by our lenders during 2001.

    Minority interest in preferred stock of subsidiary.  Minority interest was $1.2 million for the three months ended March 31, 2001 and reflects the accrued dividends and redemption value accretion during the period on DeCrane Aircrafts' 16% preferred stock issued on June 30, 2000.

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

    Net income.  Net income increased $0.5 million to $1.3 million for the three months ended March 31, 2001 compared to $0.8 million for the same period in 2000.

    Net loss applicable to common stockholders.  Net loss applicable to common stockholders, decreased $0.3 million to a net loss of $0.4 million for the three months ended March 31, 2001 compared to a net loss of $0.7 million for the same period in 2000. The net decrease is attributable to:

  •
  a $0.5 million increase in net income, which is net of a $1.2 million charge for minority interest in preferred stock of subsidiary issued on June 30, 2000; offset by

  •
  a $0.2 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

    Bookings.  Bookings increased $37.1 million, or 51.1%, to $109.7 million for the three months ended March 31, 2001 compared to $72.6 million for the same period in 2000. The increase in bookings for 2001 results from:

  •
  a $13.7 million increase associated with companies we acquired in 2000; and

  •
  a $23.4 million increase related to business growth, principally related to our Cabin Management and Specialty Avionics group's product lines.

    Backlog at end of period.  Backlog increased $10.0 million to $188.3 million as of March 31, 2001compared to $178.3 million as of December 31, 2000. The increase in backlog for 2001 primarily relates to our Cabin Management group.

Liquidity and Capital Resources

    We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations, third party borrowings, capital contributions from DeCrane Holdings and the issuance of preferred stock.

    Cash used by operating activities was $5.6 million for the three months ended March 31, 2001, which is the net of $11.8 million of cash provided by operations after adding back depreciation, amortization and other noncash items, $17.6 million used for working capital offset by $0.2 million resulting from a increase in other liabilities. The following factors contributed to the $17.6 million working capital increase:

  •
  a $10.6 million accounts receivable increase resulting from higher revenues, timing differences relating to completion of projects versus the associated collection and the timing of other collections.

  •
  a $7.4 million inventory increase resulting from longer production lead times and inventory level increases to meet current and projected revenue growth;

  •
  a $0.8 million increase in prepaid and other assets; and

  •
  a $0.3 million net decrease in accounts payable and accrued expenses; offset by

  •
  a $1.5 million increase in income taxes payable due to higher current taxable income.

    Cash used for investing activities was $19.8 million for the three months ended March 31, 2001, and consisted of:

  •
  $17.2 million for contingent acquisition consideration paid during 2001; and

  •
  $2.6 million for capital expenditures.

    We anticipate spending approximately $15.0 million for capital expenditures in 2001.

    Cash provided by financing activities was $22.2 million for the three months ended March 31, 2001 and was primarily used to fund the payment of contingent acquisition consideration. We obtained these funds by borrowing $23.3 million under our senior credit facility. We used $1.1 million to make principal payments on our senior term debt, capitalized leases and other debt.

    At March 31, 2001, senior credit facility borrowings totaling $299.1 million are at variable interest rates based on defined margins over the current prime or Eurodollar rates. At March 31, 2001 we had $86.1 million of working capital and had $14.3 million of borrowings available under our working capital credit facility and no funds available under our acquisition credit facility. Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

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

    Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Eurodollar rates. At March 31, 2001, the current prime rate was 8.00% and the current Eurodollar rate was 5.28%. Based on $299.1 million of variable-rate debt outstanding as of March 31, 2001, a hypothetical one percent rise in interest rates, to 9.00% for prime rate borrowings and 6.28% for Eurodollar borrowings, would reduce our pre-tax earnings by $3.0 million annually. We have, during periods prior to 1998, purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts during the last three years, we may do so in the future depending on our assessment of future interest rate trends.

    The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $93.0 million at March 31, 2001. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

    Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and one of our subsidiaries operates in Western Europe and one has a manufacturing facility in Mexico. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. However, while we have not entered into any such contracts since 1998 and no such contracts are open as of March 31, 2001, we may do so in the future depending on our assessment of future foreign exchange rate trends.

Special Note Regarding Forward-Looking Statements

    All statements other than statements of historical facts included in this report are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors, which are difficult to predict. We are vulnerable to a variety of factors that affect many businesses, such as:

  •
  fuel prices and general economic conditions that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

  •
  our reliance on key customers and the adverse effect a significant decline in business from any one of them would have on our business;

  •
  changes in prevailing interest rates and the availability of financing to fund our plans for continued growth;

  •
  competition from larger companies;

  •
  Federal Aviation Administration prescribed standards and licensing requirements, which apply many of the products and services we provide;

  •
  inflation, and other general changes in costs of goods and services;

  •
  liability and other claims asserted against us that exceeds our insurance coverage;

  •
  the ability to attract and retain qualified personnel;

  •
  labor disturbances; and

  •
  changes in operating strategy, or our acquisition and capital expenditure plans.

    Changes in such factors could cause our actual results to differ materially from those contemplated in such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. You should not rely on our forward-looking statements as if they were certainties.

Incorporation of Documents by Reference

    We have filed with the Securities and Exchange Commission, and are including within this report by referring to it here, our Form 10-K for the year ended December 31, 2000. The Form 10-K includes our audited financial statements, which we refer to in this report.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Refer to the legal proceedings described in Item 3 of our Form 10-K for the year ended December 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.
Exhibits

10.10.4	Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000 **

*
Previously filed

**
Filed herewith
b.
Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)
May 14, 2001	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Assistant Secretary and Assistant Treasurer (chief accounting officer)

QuickLinks

Table of Contents
PART I—FINANCIAL INFORMATION
DECRANE HOLDINGS CO. AND SUBSIDIARY Consolidated Balance Sheets (In thousands, except share data)
DECRANE HOLDINGS CO. AND SUBSIDIARY Consolidated Statements of Operations (In thousands)
DECRANE HOLDINGS CO. AND SUBSIDIARY Consolidated Statements of Stockholders' Equity (In thousands, except share data)
DECRANE HOLDINGS CO. AND SUBSIDIARY Consolidated Statements of Cash Flows (In thousands)
DECRANE HOLDINGS CO. AND SUBSIDIARY Condensed Notes to Consolidated Financial Statements (Unaudited)
Overview
Results of Operations
Liquidity and Capital Resources
Special Note Regarding Forward-Looking Statements
Incorporation of Documents by Reference
PART II—OTHER INFORMATION
SIGNATURES