Form 10-Q
period 2001-06-30
DECRANE HOLDINGS CO
filed 2001-08-13
CIK 1076441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

☒ Yes     ☐ No

             The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of August 10, 2001 was 3,914,274 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2001

Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and 2000

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition andResults of Operations

Overview

Results of Operations

Liquidity and Capital Resources

Recently Issued Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Foreign Currency Exchange Risk

Part II – Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.            FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets
(In thousands, except share data)

	June 30, 2001	December 31, 2000

	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,536	$8,199
Accounts receivable, net	61,473	53,131
Inventories	90,081	83,677
Deferred income taxes	13,756	15,090
Prepaid expenses and other current assets	1,813	987

Total current assets	174,659	161,084

Property and equipment, net	61,299	59,491
Other assets, principally intangibles, net	428,146	439,582

Total assets	$664,104	$660,157

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,168	$9,289
Accounts payable	23,994	20,304
Accrued liabilities	44,060	70,472
Income taxes payable	4,229	3,505

Total current liabilities	85,451	103,570

Long-term debt	391,097	373,990
Deferred income taxes	38,475	37,013
Other long-term liabilities	2,694	2,650

Commitments and contingencies (Note 8)

Minority interest in preferred stock of subsidiary	25,619	23,179
Mandatorily redeemable preferred stock	50,618	47,252

Stockholders’ equity
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of June 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 3,914,274 shares issued and outstanding as of June 30, 2001 and December 31, 2000	39	39
Additional paid-in capital	79,168	82,298
Notes receivable for shares sold	(2,622)	(2,552)
Accumulated deficit	(3,452)	(5,595)
Accumulated other comprehensive loss	(2,983)	(1,687)

Total stockholders’ equity	70,150	72,503

Total liabilities and stockholders’ equity	$664,104	$660,157

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)

Revenues	$102,360	$82,094	$201,511	$161,272
Cost of sales	69,784	54,483	133,890	107,509

Gross profit	32,576	27,611	67,621	53,763

Operating expenses
Selling, general and administrative expenses	13,436	9,893	28,096	20,939
Amortization of intangible assets	4,955	4,037	9,921	8,250

Total operating expenses	18,391	13,930	38,017	29,189

Income from operations	14,185	13,681	29,604	24,574

Other expenses
Interest expense	9,875	10,037	20,330	18,713
Minority interest in preferred stock of subsidiary	1,241	—	2,440	—
Other expenses, net	12	109	117	173

Income before provision for income taxes	3,057	3,535	6,717	5,688
Provision for income taxes	2,187	1,548	4,574	2,946

Net income	870	1,987	2,143	2,742

Noncash preferred stock dividend accretion	(1,712)	(1,492)	(3,366)	(2,933)

Net income (loss) applicable to common stockholders	$(842)	$495	$(1,223)	$(191)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Common Stock

	Shares	Amount	Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

Balance, December 31, 2000	3,914,274	$39	$82,298	$(2,552)	$(5,595)	$(1,687)	$72,503
Comprehensive income
Net income	—	—	—	—	2,143	—	2,143
Translation adjustment	—	—	—	—	—	(1,296)	(1,296)

							847

Noncash preferred stock dividend accretion	—	—	(3,366)	—	—	—	(3,366)
Compensatory stock option expense	—	—	236	—	—	—	236
Notes receivable interest accrued	—	—	—	(70)	—	—	(70)

Balance, June 30, 2001 (Unaudited)	3,914,274	$39	$79,168	$(2,622)	$(3,452)	$(2,983)	$70,150

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)

Cash flows from operating activities
Net income	$2,143	$2,742
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,925	13,474
Minority interest in preferred stock of subsidiary	2,440	—
Deferred income taxes	1,406	1,407
Other, net	597	522
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(9,002)	(11,684)
Inventories	(6,538)	(7,661)
Prepaid expenses and other assets	(1,299)	(316)
Accounts payable	3,828	(768)
Accrued liabilities	(11,908)	(1,827)
Income taxes payable	2,223	1,199
Other long-term liabilities	80	(195)

Net cash provided by (used for) operating activities	895	(3,107)

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(13,529)	(76,861)
Capital expenditures	(6,365)	(12,635)
Other, net	635	75

Net cash used for investing activities	(19,259)	(89,421)

Cash flows from financing activities
Net senior credit facility borrowings	21,400	65,000
Proceeds from the sale of preferred stock of subsidiary	—	25,000
Proceeds from the sale of common stock	—	7,500
Principal payments on term debt, capitalized leases and other debt	(3,035)	(2,611)
Deferred financing costs	(580)	(2,170)
Other, net	(93)	(187)

Net cash provided by financing activities	17,692	92,532

Effect of foreign currency translation on cash	9	(5)

Net decrease in cash and cash equivalents	(663)	(1)
Cash and cash equivalents at beginning of period	8,199	7,918

Cash and cash equivalents at end of period	$7,536	$7,917

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Condensed Notes to Consolidated Financial Statements
(Unaudited)

Note 1.              Consolidated Financial Statements

             The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair statement of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2000 Form 10-K. Some reclassifications have been made to prior periods’ financial statements to conform to the 2001 presentation.

Note 2.              Unaudited Pro Forma Results of Operations for 2000 Acquisitions

             Unaudited pro forma consolidated results of operations are presented in the table below for the six months ended June 30, 2000. The pro forma results of operations reflects the companies acquired during 2000, which are not reflected in the June 30, 2000 historical results, as if all of the acquisitions were consummated as of January 1, 2000. Historical results for 2001, which reflects the companies acquired during 2000, are presented for comparability. Amounts are in thousands.

	Six Months Ended June 30,

	2001 Historical	2000 Pro Forma

	(Unaudited)
Revenues	$201,511	$183,582
EBITDA, as defined (Note 10)	45,791	43,898
Net income	2,143	845

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

Note 3.              Inventories

             Inventories are comprised of the following as of June 30, 2001 and December 31, 2000 (amounts in thousands):

	June 30, 2001	December 31, 2000

	(Unaudited)
Raw materials	$48,187	$49,235
Work-in process	33,952	26,749
Finished goods	7,942	7,693

Total inventories	$90,081	$83,677

             Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are program costs, principally engineering, of $13,391,000 at June 30, 2001 and $8,603,000 at December 31, 2000 related to long-term contracts that will be recoverable based on future sales. Periodic assessments are performed to ensure recoverability of program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 2001 and 2000.

Note 4.              Accrued Liabilities

             Accrued liabilities are comprised of the following as of June 30, 2001 and December 31, 2000 (amounts in thousands):

	June 30,	December 31,
	2001	2000

	(Unaudited)
Acquisition related contingent consideration	$5,829	$20,154
Customer advances and deposits	9,519	14,082
Salaries, wages, compensated absences and payroll related taxes	12,492	15,337
Accrued interest	5,125	3,730
Other accrued liabilities	11,095	17,169

Total accrued liabilities	$44,060	$70,472

Note 5.              Long-Term Debt

             Long-term debt includes the following amounts as of June 30, 2001 and December 31, 2000 (amounts in thousands):

	June 30,	December 31,
	2001	2000

	(Unaudited)
Senior credit facility
$25 million working capital revolving line of credit	$1,800	$—
$25 million acquisition revolving line of credit	12,000	12,400
Term loans	281,813	263,443

12% senior subordinated notes	100,000	100,000

Capital lease obligations and equipment term debt financing, secured by property and equipment	6,955	5,231

Other indebtedness	1,697	2,205

Total long-term debt	404,265	383,279
Less current portion	(13,168)	(9,289)

Long-term debt, less current portion	$391,097	$373,990

             In April 2001, the Company amended its senior credit facility and borrowed the remaining $20,000,000 of funds committed under its term loan facility. The net proceeds were used to repay amounts then outstanding under the acquisition revolving line of credit. Principal payments for the additional term loan are due in $50,000 quarterly installments through 2005 and $4,763,000 quarterly installments through 2006. The term loan bears interest, at the Company’s option, based on a margin of either 2.75% over the prime rate or 4.00% over the Eurodollar rate.

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

Note 7.              Capital Structure

Mandatorily Redeemable Preferred Stock

             The table below summarizes the increase in mandatorily redeemable preferred stock during the six months ended June 30, 2001.

	DeCrane Aircraft 16% Preferred Stock				DeCrane Holdings 14% Preferred Stock

	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value

	(in thousands, except share and per share data)
Balance, December 31, 2000	270,400	$27,040	$(3,861)	$23,179	342,417	$47,252
Accrued dividends and redemption value accretion	22,065	2,206	234	2,440	—	—
Noncash dividend accretion	—	—	—	—	—	3,366

Balance, June 30, 2001 (Unaudited)	292,465	$29,246	$(3,627)	$25,619	342,417	$50,618

Per share liquidation value as of June 30, 2001 (Unaudited)		$100.00				$147.83

             DeCrane Aircraft’s 16% preferred stock is reflected as minority interest in preferred stock of subsidiary in the consolidated financial statements.

DeCrane Aircraft 16% Mandatorily Redeemable Preferred Stock

             Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. For the six months ended June 30, 2001, DeCrane Aircraft elected to issue 22,065 additional shares in lieu of cash dividend payments; such shares have been reflected as a component of minority interest in preferred stock of subsidiary.

DeCrane Holdings 14% Mandatorily Redeemable Preferred Stock

             Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn increases the redemption obligation. For the six months ended June 30, 2001, the liquidation preference on the DeCrane Holdings preferred stock increased by $3,366,000 to reflect the noncash dividend accretion.

Note 8.              Commitments and Contingencies

Contingent Acquisition Consideration

             The determinable amounts of the Company’s remaining maximum contingent consideration payment obligations, as of June 30, 2001, are summarized below. The contingent consideration is payable based upon the acquired companies level of attainment of their defined performance criteria in future periods and excludes amounts earned and recorded through June 30, 2001 (Notes 4 and 9). Provided the defined performance criteria is attained for the future years ending December 31, the Company’s determinable maximum contingent consideration payment obligation will be (amounts in thousands):

(Unaudited)
For the year ending December 31,
2001	$1,450
2002	600

Total maximum determinable obligation	$2,050

             Contingent consideration, if any, is payable during the first quarter of the following year.

Note 9.              Consolidated Statements of Cash Flows

             The following information supplements the Company’s consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,

	2001	2000

	(Unaudited)
Components of cash paid for acquisitions
Fair value of assets acquired	$—	$62,381
Liabilities assumed	—	(14,951)

Cash paid	—	47,430
Less cash acquired	—	(173)

Net cash paid for companies acquired during the period		47,257

Contingent consideration paid for previously completed acquisitions	17,075	29,325
Cash purchase price reductions received related to previously completed acquisitions	(3,718)	—
Additional acquisition related expenses	172	279

Total cash paid for acquisitions	$13,529	$76,861

             During the six months ended June 30, 2001, the Company settled its asserted claims against the sellers of two companies acquired in 2000 for breach of representation and warranty provisions contained in the purchase agreements. The Company received $3,718,000 from the sellers upon entering into the settlement agreements, which also provided that the Company pay in 2002 a minimum of $2,750,000 of previously contingent consideration for the year ending December 31, 2001. The $2,750,000 minimum contingent consideration payable is reflected as an accrued liability as of June 30, 2001.

Note 10.            Business Segment Information

             The Company supplies products and services to the general aviation industry. The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that are managed separately because each business develops, manufactures and sells distinct products and services. The groups and a description of their businesses are as follows:

•	Cabin Management – provides interior cabin components for the corporate aircraft market, including furniture, cabinetry, seats and in-flight entertainment systems;

•	Specialty Avionics – designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

•	Systems Integration – provides auxiliary fuel tanks, auxiliary power units and system integration services.

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

             The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies in Note 1 to the audited financial statements. Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as, most of the Company’s cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)
Revenues
Cabin Management	$53,512	$40,554	$104,871	$76,778
Specialty Avionics	31,824	26,045	63,097	52,842
Systems Integration	17,761	15,783	34,495	32,392
Inter-group elimination (1)	(737)	(288)	(952)	(740)

Consolidated totals	$102,360	$82,094	$201,511	$161,272

EBITDA (2)
Cabin Management	$9,690	$11,840	$23,088	$21,381
Specialty Avionics	9,402	5,998	17,229	12,131
Systems Integration	4,778	3,514	8,874	6,956
Corporate (3)	(1,365)	(1,542)	(3,301)	(3,345)
Inter-group elimination (4)	(99)	131	(99)	—

Consolidated totals	$22,406	$19,941	$45,791	$37,123

Total assets (as of period end)
Cabin Management	$319,590	$269,537
Specialty Avionics	225,199	221,427
Systems Integration	78,498	85,014
Corporate (5)	41,014	36,680
Inter-group elimination (6)	(197)	(723)

Consolidated totals	$664,104	$611,935

(1)	Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)	The table below reconciles EBITDA to consolidated income from operations and income before income taxes (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

	(Unaudited)
Consolidated EBITDA	$22,406	$19,941	$45,791	$37,123
Depreciation and amortization (a)	(8,153)	(6,171)	(15,848)	(12,371)
Acquisition related charges not capitalized	(22)	(3)	(103)	(7)
Other noncash charges	(46)	(86)	(236)	(171)

Consolidated income from operations	14,185	13,681	29,604	24,574

Interest expense	(9,875)	(10,037)	(20,330)	(18,713)
Minority interest in preferred stock of subsidiary	(1,241)	—	(2,440)	—
Other expenses, net	(12)	(109)	(117)	(173)

Consolidated income before income taxes	$3,057	$3,535	$6,717	$5,688

(a) Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $524,000 and $500,000 for the three months ended June 30, 2001 and 2000, respectively, and $1,077,000 and $1,103,000 for the six months ended June 30, 2001 and 2000, respectively.

(3)	Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(4)	Reflects elimination of the effect of inter-group profits in inventory.

(5)	Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(6)	Reflects elimination of inter-group receivables and profits in inventory as of period end.

Note 11.            Recently Issued Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

             SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and provides criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations initiated or completed after June 30, 2001. For business combinations completed prior to July 1, 2001, SFAS No. 141 is effective concurrent with the adoption of SFAS No. 142.

             SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 eliminates the current requirement to amortize goodwill and other indefinite-lived intangible assets requiring instead periodic impairment testing with a loss charged to the results of operation in the periods in which impairment occurs. Finite-lived intangible assets are amortized and are also subject to periodic impairment testing. Adoption of SFAS No. 142 is required for the Company’s fiscal year beginning January 1, 2002.

             The Company is currently evaluating the impact the new accounting standards will have on its financial position and results of operations upon adoption on January 1, 2002; there will be no impact on cash flows. While the full, net of tax, impact has yet to be determined, adoption of the new standards will result in the following:

•	Under the criteria established in SFAS No. 141, the values ascribed to the assembled workforces acquired are not recognized as an intangible asset apart from goodwill. As a result, the net book value ascribed to the assembled workforces, net of deferred income tax liabilities, will be reclassified to goodwill as of January 1, 2002.
•	Adoption of SFAS No. 142 on January 1, 2002 will reduce amortization expense in future periods. If SFAS No. 142 had been effective as of the beginning of 2001, goodwill and assembled workforces amortization totaling $7,121,000 for the six months ended June 30, 2001 would have been eliminated.

             The Company has until June 30, 2002 to complete its transitional impairment testing associated with adopting SFAS No. 142. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

Note 12.            Supplemental Condensed Consolidating Financial Information

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

(4)         Elimination of equity in earnings of subsidiaries.

Balance Sheets

	June 30, 2001 (Unaudited)

		Guarantor	Non-Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments		Total

	(in thousands)

Assets
Current assets
Cash and cash equivalents	$7,289	$176	$71	$—		$7,536
Accounts receivable, net	—	60,358	1,115	—		61,473
Inventories	—	88,387	1,694	—		90,081
Other current assets	13,774	1,636	159	—		15,569

Total current assets	21,063	150,557	3,039	—		174,659

Property and equipment, net	3,745	54,913	2,641	—		61,299
Other assets, principally intangibles, net	16,206	402,750	9,190	—		428,146
Investments in subsidiaries	406,347	20,860	126,373	(553,580)	(1)	—
Intercompany receivables	252,088	91,830	4,889	(348,807)	(2)	—

Total assets	$699,449	$720,910	$146,132	$(902,387)		$664,104

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$12,003	$1,147	$18	$—		$13,168
Other current liabilities	23,270	47,664	1,349	—		72,283

Total current liabilities	35,273	48,811	1,367	—		85,451

Long-term debt	384,404	6,693	—	—		391,097
Intercompany payables	91,830	256,977	—	(348,807)	(2)	—
Other long-term liabilities	38,572	2,082	515	—		41,169

Minority interest in preferred stock of subsidiary	25,619	—	—	—		25,619
Mandatorily redeemable preferred stock	—	—	50,618	—		50,618

Stockholders’ equity
Paid-in capital	123,751	338,309	94,647	(480,122)	(1)	76,585
Retained earnings (deficit)	—	68,038	1,968	(73,458)	(1)	(3,452)
Accumulated other comprehensive loss	—	—	(2,983)	—		(2,983)

Total stockholders’ equity	123,751	406,347	93,632	(553,580)		70,150

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$699,449	$720,910	$146,132	$(902,387)		$664,104

	December 31, 2000

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Total

	(in thousands)
Assets
Current assets
Cash and cash equivalents	$7,553	$233	$413	$—		$ 8,199
Accounts receivable, net	—	51,396	1,735	—		53,131
Inventories	—	82,013	1,664	—		83,677
Other current assets	14,814	1,118	145	—		16,077

Total current assets	22,367	134,760	3,957	—		161,084
Property and equipment, net	4,423	52,303	2,765	—		59,491
Other assets, principally intangibles, net	16,514	412,730	10,338	—		439,582
Investments in subsidiaries	394,794	20,739	123,994	(539,527	)(1)	—
Intercompany receivables	251,725	92,991	3,863	(348,579	)(2)	—

Total assets	$689,823	$713,523	$144,917	$(888,106)		$ 660,157

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities
Current portion of long-term debt	$7,997	$1,266	$26	$—		$ 9,289
Other current liabilities	38,635	54,384	1,262	—		94,281

Total current liabilities	46,632	55,650	1,288	—		103,570

Long-term debt	368,837	5,147	6	—		373,990
Intercompany payables	92,991	255,588	—	(348,579	)(2)	—
Other long-term liabilities	36,742	2,344	577	—		39,663

Minority interest in preferred stock of subsidiary	23,179	—	—	—		23,179
Mandatorily redeemable preferred stock	—	—	47,252	—		47,252

Stockholders’ equity
Paid-in capital	124,763	338,729	97,777	(481,484	)(1)	79,785
Retained earnings (deficit)	(3,321)	56,065	(296)	(58,043	)(1)	(5,595)
Accumulated other comprehensive loss	—	—	(1,687)	—		(1,687)

Total stockholders’ equity	121,442	394,794	95,794	(539,527)		72,503

Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$689,823	$713,523	$144,917	$(888,106)		$ 660,157

Statements of Operations

	Six Months Ended June 30, 2001 (Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total

	(in thousands)
Revenues	$—	$199,741	$5,810	$(4,040	)(3)	$201,511
Cost of sales	—	132,914	5,016	(4,040	)(3)	133,890

Gross profit	—	66,827	794	—		67,621
Selling, general and administrative expenses	4,361	23,293	442	—		28,096
Amortization of intangible assets	101	9,618	202	—		9,921
Interest expense	19,786	531	13	—		20,330
Minority interest in preferred stock of subsidiary	—	—	2,440	—		2,440
Intercompany charges	(10,581)	10,581	—	—		—
Equity in earnings of subsidiaries	(11,973)	(214)	(4,583)	16,770	(4)	—
Other expenses (income), net	161	81	(125)	—		117
Provision for income taxes (benefit)	(6,438)	10,964	48	—		4,574

Net income	$4,583	$11,973	$2,357	$(16,770)		$2,143

	Six Months Ended June 30, 2000 (Unaudited)

		Guarantor	Non-Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments		Total

	(in thousands)
Revenues	$—	$160,097	$6,261	$(5,086)	(3)	$161,272
Cost of sales	—	107,707	4,888	(5,086)	(3)	107,509

Gross profit	—	52,390	1,373	—		53,763
Selling, general and administrative expenses	3,745	16,537	657	—		20,939
Amortization of intangible assets	101	7,932	217	—		8,250
Interest expense	18,524	178	11	—		18,713
Intercompany charges	(6,822)	6,822	—	—		—
Equity in earnings of subsidiaries	(11,822)	(391)	(2,742)	14,955	(4)	—
Other expenses, net	114	30	29	—		173
Provision for income taxes (benefit)	(6,582)	9,460	68	—		2,946

Net income	$2,742	$11,822	$3,133		$(14,955)	$2,742

Statements of Cash Flows

	Six Months Ended June 30, 2001 (Unaudited)

		Guarantor	Non-Guarantor	Consolidating	Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments	Total

	(in thousands)
Cash flows from operating activities
Net income	$4,583	$11,973	$2,357	$(16,770	)(4)	$2,143
Noncash adjustments
Equity in earnings of subsidiaries	(11,973)	(214)	(4,583)	16,770	)(4)	—
Other noncash adjustments	3,457	14,902	3,009	—		21,368
Changes in working capital	(1,686)	(20,293)	(637)	—		(22,616)

Net cash provided by (used for) operating activities	(5,619)	6,368	146	—		895

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(109)	(5,135)	(486)	—		(5,730)

Net cash used for investing activities	(13,638)	(5,135)	(486)	—		(19,259)

Cash flows from financing activities
Net senior credit facility borrowings	21,400	—	—	—		21,400
Principal payments on term debt, capitalized leases and other debt	(1,827)	(1,197)	(11)	—		(3,035)
Deferred financing costs	(580)	—	—	—		(580)
Other, net	—	(93)	—	—		(93)

Net cash provided by (used for) financing activities	18,993	(1,290)	(11)	—		17,692

Effect of foreign currency translation on cash	—	—	9	—		9

Net decrease in cash and equivalents	(264)	(57)	(342)	—		(663)
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$7,289	$176	$71	$—		$7,536

	Six Months Ended June 30, 2000 (Unaudited)

	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

	(in thousands)
Cash flows from operating activities
Net income	$2,742	$11,822	$3,133	$(14,955	)(4)	$2,742
Noncash adjustments
Equity in earnings of subsidiaries	(11,822)	(391)	(2,742)	14,955	)(4)	—
Other noncash adjustments	2,936	11,985	482	—		15,403
Changes in working capital	(6,141)	(14,489)	(622)	—		(21,252)

Net cash provided by (used for) operating activities	(12,285)	8,927	251	—		(3,107)

Cash flows from investing activities
Cash paid for acquisitions	(77,034)	173	—	—		(76,861)
Investment in subsidiary	—	—	(7,500)	7,500	)(1)	—
Capital expenditures and other	(3,626)	(8,572)	(362)	—		(12,560)

Net cash used for investing activities	(80,660)	(8,399)	(7,862)	7,500		(89,421)

Cash flows from financing activities
Net senior credit facility borrowings	65,000	—	—	—		65,000
Proceeds from sale of preferred stock	25,000	—	—	—		25,000
Capital contribution to subsidiary of proceeds from sale of common stock	7,500	—	7,500	(7,500	)(1)	7,500
Principal payments on term debt, capitalized leases and other debt	(2,266)	(332)	(13)	—		(2,611)
Deferred financing costs	(2,170)	—	—	—		(2,170)
Other, net	(50)	(137)	—	—		(187)

Net cash provided by (used for) financing activities	93,014	(469)	7,487	(7,500)		92,532

Effect of foreign currency translation on cash	—	—	(5)	—		(5)

Net increase (decrease) in cash and equivalents	69	59	(129)	—		(1)
Cash and equivalents at beginning of period	7,839	(323)	402	—		7,918

Cash and equivalents at end of period	$7,908	$(264)	$273	$—		$7,917

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Overview

             Our financial position and results of operations have been affected by our history of acquisitions. As a result, our historical financial statements do not reflect the financial position and results of operations of our current businesses. Our most recent acquisitions, which affect the comparability of the historical financial condition and results of operations described herein, consist of our Cabin Management Group’s acquisitions of Carl F. Booth & Co. on May 11, 2000 and ERDA on June 30, 2000.

             Our historical financial statements reflect the financial position, results of operations and cash flows of the acquired businesses subsequent to their respective acquisition dates.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

             Revenues.  Revenues increased $20.3 million, or 24.7%, to $102.4 million for the three months ended June 30, 2001 from $82.1 million for the three months ended June 30, 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
Cabin Management	$13.0	32.0%
Specialty Avionics	5.8	22.2
Systems Integration	2.0	12.5
Inter-group elimination	(0.5)

Total	$20.3

Cabin Management.  Revenues increased by $13.0 million, or 32.0% over the prior year, due to:
•	the inclusion of $9.0 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and ERDA in 2000; and

•	a $4.0 million increase in cabin furniture and related products revenues reflecting primarily a higher volume of corporate jet production by the aircraft manufacturers.

Specialty Avionics. Revenues increased by $5.8 million, or 22.2% over the prior year, due to:

•	a $4.1 million increase in cockpit audio, communications, lighting and power and control devices revenues; and

•	a $1.7 million revenue increase resulting from higher volume for our interconnect products.

Systems Integration. Revenues increased by $2.0 million, or 12.5% over the prior year, due to:

•	a $2.1 million increase in auxiliary fuel tank system and power unit revenues; offset by

•	a $0.1 million decrease in cabin and flight deck systems integration revenues.

             Gross profit.  Gross profit increased $5.0 million, or 18.0%, to $32.6 million for the three months ended June 30, 2001. Gross profit as a percent of revenues decreased to 31.8% for the three months ended June 30, 2001 from 33.6% for the same period last year primarily as a result of reduced profit margins in our Cabin Management group. By segment, gross profit changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
Cabin Management	$(1.3)	(8.8)%
Specialty Avionics	4.7	63.2
Systems Integration	1.7	31.0
Inter-group elimination	(0.1)

Total	$5.0

Cabin Management.  Gross profit decreased by $1.3 million, or 8.8% from the prior year, primarily due to:
•	a $2.2 million increase in gross profit resulting from our 2000 acquisitions; offset by

•	a $3.9 million decrease resulting from nonrecurring start up costs associated with four new programs and the rationalization of production between manufacturing facilities.

Specialty Avionics. Gross profit increased by $4.7 million, or 63.2% over the prior year, due to:

•	a $2.9 million increase related to a shift in product mix to items with higher margins;

•	a $1.6 million increase related to higher volume for our cockpit audio, communications, lighting and power and control devices products; and

•	a $0.3 million increase related to higher volume for our interconnect products; offset by

•	a $0.1 million decrease related to labor inefficiencies caused higher electrical energy costs at our California-based facilities.

Systems Integration.  Gross profit increased by $1.7 million, or 31.0% over the prior year, due to:
•	a $1.0 million increase due to higher auxiliary fuel tank systems volume; and

•	a $0.7 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring.

             Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.5 million, or 35.8%, to $13.4 million for the three months ended June 30, 2001, from $9.9 million for the same period last year. SG&A expenses as a percent of revenues increased to 13.1% for the three months ended June 30, 2001 compared to 12.1% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
Cabin Management	$1.9	56.2%
Specialty Avionics	1.2	48.3
Systems Integration	0.3	12.5
Corporate	0.1	9.3

Total	$3.5

Cabin Management.  SG&A expenses increased by $1.9 million, or 56.2% over the prior year, due to:
•	a $1.0 million increase in expenses resulting from our 2000 acquisitions; and

•	a $0.9 million increase in expenses to support increased production and new programs.

Specialty Avionics. SG&A expenses increased by $1.2 million, or 48.3% over the prior year, due to:

•	a $0.5 million increase in research and developments costs; and

•	a $0.7 million increase in labor and employee benefit costs.

             Systems Integration.  SG&A expenses increased by $0.3 million, or 12.5% over the prior year, due to refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service.

             Corporate.  SG&A expenses increased by $0.1 million, or 9.3% over the prior year, primarily due to an increase in depreciation expense.

             Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $1.9 million, or 32.1%, for the three months ended June 30, 2001. The increase results from the inclusion of $1.0 million of depreciation and amortization expense in 2001 from companies we acquired during 2000 and additional depreciation reflecting our capital expenditures during the period.

             EBITDA and Operating income.  EBITDA increased $2.5 million to $22.4 million, or 12.4%, for the three months ended June 30, 2001, from $19.9 million for the same period last year. EBITDA as a percent of revenues decreased to 21.9% for the three months ended June 30, 2001, from 24.3% for the same period last year. Operating income increased $0.5 million to $14.2 million, or 3.7%, for the three months ended June 30, 2001, from $13.7 million for the same period last year. By segment, EBITDA changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
EBITDA
Cabin Management	$ (2.2)	(18.2)%
Specialty Avionics	3.4	56.8
Systems Integration	1.3	36.0
Corporate	0.2	11.5
Inter-group elimination	(0.2)

Total EBITDA	2.5

Depreciation and amortization	(1.9)
Other noncash and acquisition related charges	(0.1)

Total operating income	$ 0.5

Cabin Management.  EBITDA decreased by $2.2 million, or 18.2% from the prior year, primarily due to:
•	a $1.7 million increase resulting from our 2000 acquisitions; offset by

•	a $3.9 million decrease resulting from nonrecurring startup costs associated with four new programs and the rationalization of production between manufacturing facilities.

             Specialty Avionics.  EBITDA increased by $3.4 million, or 56.8% over the prior year, due to higher demand for our commercial aircraft products.

             Systems Integration.  EBITDA increased by $1.3 million, or 36.0% over the prior year, due to higher auxiliary fuel tank systems revenues and favorable manufacturing efficiencies.

             Corporate.  Expenses decreased by $0.2 million, or 11.5% from the prior year, which contributed to the consolidated EBITDA increase.

             Interest expense.  Interest expense decreased $0.2 million to $9.8 million for the three months ended June 30, 2000, from $10.0 million for the same period last year, due to:

•	a $1.3 million increase resulting from higher debt levels; offset by

•	a $1.5 million decrease resulting from lower average interest rates charged by our lenders during 2001.

             Minority interest in preferred stock of subsidiary.  Minority interest was $1.2 million for the three months ended June 30, 2001 and reflects the accrued dividends and redemption value accretion during the period on DeCrane Aircrafts’ 16% preferred stock issued on June 30, 2000.

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

             Net income.  Net income decreased $1.1 million to $0.9 million for the three months ended June 30, 2001 compared to $2.0 million for the same period in 2000.

             Net income (loss) applicable to common stockholders.  Net income (loss) applicable to common stockholders decreased $1.3 million to a net loss of $0.8 million for the three months ended June 30, 2001 compared to net income of $0.5 million for the same period in 2000. The decrease is attributable to:

•	a $1.1 million decrease in net income, which is net of a $1.2 million charge for minority interest in preferred stock of subsidiary issued on June 30, 2000; and

•	a $0.2 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

             Bookings.  Bookings increased $22.0 million, or 24.8%, to $110.7 million for the three months ended June 30, 2001 compared to $88.7 million for the same period in 2000. The increase in bookings for 2001 results from:

•	a $9.8 million increase associated with companies we acquired in 2000; and

•	a $12.2 million increase related to business growth, principally related to our Cabin Management and Specialty Avionics product lines.

             Backlog at end of period.  Backlog increased $18.9 million to $197.2 million as of June 30, 2001 compared to $178.3 million as of December 31, 2000. The increase in backlog for 2001 primarily relates to our Specialty Avionics and Cabin Management groups.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

             Revenues.  Revenues increased $40.2 million, or 25.0%, to $201.5 million for the six months ended June 30, 2001 from $161.3 million for the six months ended June 30, 2000. By segment, revenues changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
Cabin Management	$28.1	36.6%
Specialty Avionics	10.2	19.4
Systems Integration	2.1	6.5
Inter-group elimination	(0.2)

Total	$40.2

Cabin Management.  Revenues increased by $28.1 million, or 36.6% over the prior year, due to:
•	the inclusion of $23.8 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and ERDA in 2000; and

•	a $4.3 million increase in cabin furniture and related products revenues reflecting primarily a higher volume of corporate jet production by the aircraft manufacturers.
Specialty Avionics. Revenues increased by $10.2 million, or 19.4% over the prior year, due to:

•	a $8.3 million increase in cockpit audio, communications, lighting and power and control devices revenues; and

•	a $1.9 million revenue increase resulting from higher volume for our interconnect products.
Systems Integration. Revenues increased by $2.1 million, or 6.5% over the prior year, due to:

•	a $3.8 million increase in auxiliary fuel tank system and power unit revenues; offset by

•	a $1.7 million decrease in cabin and flight deck systems integration revenues resulting from reducing the number of product offerings to focus on our core product lines.

             Gross profit.  Gross profit increased $13.9 million, or 25.8%, to $67.6 million for the six months ended June 30, 2001. Gross profit as a percent of revenues increased to 33.6% for the six months ended June 30, 2001 from 33.3% for the same period last year. By segment, gross profit changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
Cabin Management	$3.8	13.6%
Specialty Avionics	6.9	44.4
Systems Integration	3.0	27.9
Inter-group elimination	0.2

Total	$13.9

Cabin Management.  Gross profit increased by $3.8 million, or 13.6% over the prior year, primarily due to:
•	a $7.1 million increase in gross profit resulting from our 2000 acquisitions; offset by

•	a $3.9 million decrease resulting from nonrecurring startup costs associated with four new programs and the rationalization of production between manufacturing facilities.
Specialty Avionics. Gross profit increased by $6.9 million, or 44.4% over the prior year, due to:

•	a $3.4 million increase related to higher volume for our cockpit audio, communications, lighting and power and control devices products;

•	a $3.5 million increase related to a shift in product mix to items with higher margins; and

•	a $0.4 million increase related to higher volume for our interconnect products; offset by

•	a $0.4 million decrease related to labor inefficiencies caused by rolling blackouts and higher electrical energy costs at our California-based facilities.

Systems Integration. Gross profit increased by $3.0 million, or 27.9% over the prior year, due to:

•	a $1.5 million increase due to higher auxiliary fuel tank systems volume;

•	a $0.6 million increase in gross profit resulting from improved auxiliary fuel tank manufacturing and installation efficiencies; and

•	a $0.9 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring.

             Selling, general and administrative expenses.  Selling, general and administrative expenses increased $7.2 million, or 34.2%, to $28.1 million for the six months ended June 30, 2001, from $20.9 million for the same period last year. SG&A expenses as a percent of revenues increased to 13.9% for the six months ended June 30, 2001 compared to 13.0% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2000

	Amount	Percent

	(in millions)
Cabin Management	$4.0	56.8%
Specialty Avionics	1.8	31.7
Systems Integration	0.8	17.0
Corporate	0.6	16.2

Total	$7.2

Cabin Management.  SG&A expenses increased by $4.0 million, or 56.8% over the prior year, due to:
•	a $3.1 million increase in expenses resulting from our 2000 acquisitions; and

•	a $0.9 million increase in expenses to support increased production and new programs.

Specialty Avionics.  SG&A expenses increased by $1.8 million, or 31.7% over the prior year, due to:
•	a $0.5 million increase in research and development costs; and

•	a $1.3 million increase in labor and employee benefit costs in support of revenue growth.

             Systems Integration.  SG&A expenses increased by $0.8 million, or 17.0% over the prior year, due to refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service.

             Corporate.  SG&A expenses increased by $0.6 million, or 16.2% over the prior year primarily due an increase in depreciation expense.

             Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $3.5 million, or 28.1%, for the six months ended June 30, 2001. The increase results from the inclusion of $2.2 million of depreciation and amortization expense in 2001 from companies we acquired during 2000 and additional depreciation reflecting our capital expenditures during the period.

             EBITDA and Operating income.  EBITDA increased $8.7 million to $45.8 million, or 23.3%, for the six months ended June 30, 2001, from $37.1 million for the same period last year. EBITDA as a percent of revenues decreased to 22.7% for the six months ended June 30, 2001, from 23.0% for the same period last year. Operating income increased $5.0 million to $29.6 million, or 20.5%, for the six months ended June 30, 2001, from $24.6 million for the same period last year. By segment, EBITDA changed as follows:

	Increase (Decrease)
	From 2000

	Amount	Percent

	(in millions)
EBITDA
Cabin Management	$1.7	8.0%
Specialty Avionics	5.1	42.0
Systems Integration	1.9	27.6
Corporate	0.1	1.3
Inter-group elimination	(0.1)

Total EBITDA	8.7

Depreciation and amortization	(3.5)
Other noncash and acquisition related charges	(0.2)

Total operating income	$5.0

Cabin Management.  EBITDA increased by $1.7 million, or 8.0% over the prior year, primarily due to:
•	a $5.0 million increase resulting from our 2000 acquisitions; offset by

•	a $3.9 million decrease resulting from nonrecurring startup costs associated with four new programs and the rationalization of production between manufacturing facilities.

             Specialty Avionics.  EBITDA increased by $5.1 million, or 42.0% over the prior year, due to higher demand for our commercial aircraft products.

             Systems Integration.  EBITDA increased by $1.9 million, or 27.6% over the prior year, due principally to higher auxiliary fuel tank systems revenues and favorable manufacturing efficiencies.

             Interest expense.  Interest expense increased $1.6 million to $20.3 million for the six months ended June 30, 2000, from $18.7 million for the same period last year, due to:

•	a $3.1 million increase resulting from higher debt levels associated with our acquisition of companies during 2000; offset by

•	a $1.5 million decrease resulting from lower average interest rates charged by our lenders during 2001.

             Minority interest in preferred stock of subsidiary.  Minority interest was $2.4 million for the six months ended June 30, 2001 and reflects the accrued dividends and redemption value accretion during the period on DeCrane Aircrafts’ 16% preferred stock issued on June 30, 2000.

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

             Net income.  Net income decreased $0.6 million to $2.1 million for the six months ended June 30, 2001 compared to $2.7 million for the same period in 2000.

             Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $1.0 million to a net loss of $1.2 million for the six months ended June 30, 2001 compared to a net loss of $0.2 million for the same period in 2000. The increase is attributable to:

•	a $0.6 million decrease in net income, which is net of a $2.4 million charge for minority interest in preferred stock of subsidiary issued on June 30, 2000; and

•	a $0.4 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

             Bookings.  Bookings increased $59.1 million, or 36.6%, to $220.4 million for the six months ended June 30, 2001 compared to $161.3 million for the same period in 2000. The increase in bookings for 2001 results from:

•	a $22.5 million increase associated with companies we acquired in 2000; and

•	a $36.6 million increase related to business growth, principally related to our Cabin Management and Specialty Avionics product lines.

Liquidity and Capital Resources

             We have required cash primarily to fund acquisitions and, to a lesser extent, to fund capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations, third party borrowings, capital contributions from DeCrane Holdings and the issuance of preferred stock.

             Cash provided by operating activities was $0.9 million for the six months ended June 30, 2001, which is the net of $23.5 million of cash provided by operations after adding back depreciation, amortization and other noncash items, $22.7 million used for working capital offset by $0.1 million resulting from an increase in other liabilities. The following factors contributed to the $22.7 million working capital increase:

•	a $9.0 million accounts receivable increase resulting from higher revenues, timing differences relating to completion of projects versus the associated collection and the timing of other collections;

•	a $6.5 million inventory increase resulting from longer production lead times and inventory level increases to meet current and projected revenue growth;

•	a $1.3 million increase in prepaid and other assets; and

•	a $8.1 million net decrease in accounts payable and accrued expenses; offset by

•	a $2.2 million increase in income taxes payable due to higher current taxable income.

             Cash used for investing activities was $19.3 million for the six months ended June 30, 2001, and consisted of:

•	$17.1 million of contingent acquisition consideration paid during 2001; and

•	$6.4 million for capital expenditures; offset by

•	$3.6 million cash purchase price reductions received for previously completed acquisitions; and further offset by

•	$0.6 million of proceeds from the sale of property and equipment, principally an owned manufacturing facility replaced with a larger leased facility.

             We anticipate spending approximately $15.0 million for capital expenditures in 2001.              Cash provided by financing activities was $17.7 million for the six months ended June 30, 2001 and was primarily used to fund the payment of contingent acquisition consideration and capital expenditures. We obtained these funds by borrowing $21.4 million under our senior credit facility. We used $3.0 million to make principal payments on our senior term debt, capitalized leases and other debt.

             At June 30, 2001, senior credit facility borrowings totaling $295.6 million are at variable interest rates based on defined margins over the current prime or Eurodollar rates. At June 30, 2001 we had $89.2 million of working capital and had $23.2 million of borrowings available under our working capital credit facility and $13.0 available under our acquisition credit facility. Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance. We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

Recently Issued Accounting Pronouncements

             In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

             SFAS No. 141 establishes accounting and reporting standards for business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and provides criteria for the initial recognition and measurement of goodwill and other intangible assets. SFAS No. 141 is effective for all business combinations initiated or completed after June 30, 2001. For business combinations completed prior to July 1, 2001, SFAS No. 141 is effective concurrent with the adoption of SFAS No. 142.

             SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 eliminates the current requirement to amortize goodwill and other indefinite-lived intangible assets requiring instead periodic impairment testing with a loss charged to the results of operation in the periods in which impairment occurs. Finite-lived intangible assets are amortized and are also subject to periodic impairment testing. Adoption of SFAS No. 142 is required for our fiscal year beginning January 1, 2002.

             We are currently evaluating the impact the new accounting standards will have on our financial position and results of operations upon adoption on January 1, 2002; there will be no impact on cash flows. While the full, net of tax, impact has yet to be determined, adoption of the new standards will result in the following:

•	Under the criteria established in SFAS No. 141, the values ascribed to the assembled workforces acquired are not recognized as an intangible asset apart from goodwill. As a result, the net book value ascribed to the assembled workforces, net of deferred income tax liabilities, will be reclassified to goodwill as of January 1, 2002.

•	Adoption of SFAS No. 142 on January 1, 2002 will reduce amortization expense in future periods. If SFAS No. 142 had been effective as of the beginning of 2001, goodwill and assembled workforces amortization totaling $7,121,000 for the six months ended June 30, 2001 would have been eliminated.

             We have until June 30, 2002 to complete our transitional impairment testing associated with adopting SFAS No. 142. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

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

             Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or Eurodollar rates. At June 30, 2001, the current prime rate was 6.75% and the current Eurodollar rate was 3.99%. Based on $295.6 million of variable-rate debt outstanding as of June 30, 2001, a hypothetical one percent rise in interest rates, to 7.75% for prime rate borrowings and 4.99% for Eurodollar borrowings, would reduce our pre-tax earnings by $3.0 million annually. We have, during periods prior to 1998, purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts during the last three years, we may do so in the future depending on our assessment of future interest rate trends.

             The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $95.0 million at June 30, 2001. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

             Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and one of our subsidiaries operates in Western Europe and one has a manufacturing facility in Mexico. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. While we have not entered into any such contracts since 1998 and no such contracts are open as of June 30, 2001, we may do so in the future depending on our assessment of future foreign exchange rate trends.

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

             You may read and copy any reports, statements or other information we file at the SEC’s reference room in Washington D.C. Please call the SEC at (202) 942-8090 for further information on the operation of the reference rooms. You can also request copies of these documents, upon payment of a duplicating fee, by writing to the SEC, or review our SEC filings on the SEC’s EDGAR web site, which can be found at http://www.sec.gov. You may also write or call us at our corporate office. Our corporate offices are located at 2361 Rosecrans Avenue, Suite 180, El Segundo, California 90245. Our telephone number is (310) 725–9123.

PART II – OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

             Refer to the legal proceedings described in Item 3 of our Form 10-K for the year ended December 31, 2000.

ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	10.10.4	Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000 *

	*	Previously filed

	**	Filed herewith

b.	Reports on Form 8-K

None

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

August 10, 2001	By:	/s/ Richard J. Kaplan

	Name:	Richard J. Kaplan
	Title:	Assistant Secretary and Assistant Treasurer (chief accounting officer)