Form 10-Q
period 2001-09-30
DECRANE HOLDINGS CO
filed 2001-11-13
CIK 1076441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File Number 333-70363

DECRANE HOLDINGS CO.

(Exact name of registrant as specified in its charter)

Delaware	13-4019703
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Credit Suisse First Boston / DLJ Merchant Banking Partners II, L.P.

Eleven Madison Avenue, New York, NY 10010

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

☒ Yes     ☐ No

The number of shares of Registrant's Common Stock, $.01 par value, outstanding as of November 9, 2001 was 3,914,274 shares.

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2001

Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Recent Developments

Results of Operations

Liquidity and Capital Resources

Recently Issued Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Foreign Currency Exchange Risk

Part II – Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	December 31,
	2001	2000
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,445	$8,199
Accounts receivable, net	69,779	53,131
Inventories	91,935	83,677
Deferred income taxes	13,057	15,090
Prepaid expenses and other current assets	2,148	987
Total current assets	184,364	161,084

Property and equipment, net	63,886	59,491
Other assets, principally intangibles, net	424,922	439,582
Total assets	$673,172	$660,157

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$14,499	$9,289
Accounts payable	24,154	20,304
Accrued liabilities	48,474	70,472
Income taxes payable	1,303	3,505
Total current liabilities	88,430	103,570

Long-term debt	389,772	373,990
Deferred income taxes	43,944	37,013
Other long-term liabilities	2,492	2,650

Commitments and contingencies (Note 8)

Minority interest in preferred stock of subsidiary	26,906	23,179
Mandatorily redeemable preferred stock	52,390	47,252

Stockholders’ equity
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of September 30, 2001 and December 31, 2000	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 3,914,274 shares issued and outstanding as of September 30, 2001 and December 31, 2000	39	39
Additional paid-in capital	77,437	82,298
Notes receivable for shares sold	(2,657)	(2,552)
Accumulated deficit	(3,877)	(5,595)
Accumulated other comprehensive loss	(1,704)	(1,687)
Total stockholders’ equity	69,238	72,503
Total liabilities and stockholders’ equity	$673,172	$660,157

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)

Three Months Ended

Nine Months Ended

	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)
Revenues	$100,185	$93,149	$301,696	$254,421
Cost of sales	67,409	62,018	201,299	169,527

Gross profit	32,776	31,131	100,397	84,894

Operating expenses
Selling, general and administrative expenses	13,963	11,526	42,059	32,465
Amortization of intangible assets	4,936	4,699	14,857	12,949
Total operating expenses	18,899	16,225	56,916	45,414

Income from operations	13,877	14,906	43,481	39,480

Other expenses
Interest expense	9,654	11,264	29,984	29,977
Minority interest in preferred stock of subsidiary	1,287	1,000	3,727	1,000
Other expenses (income), net	(25)	55	92	228

Income before provision for income taxes	2,961	2,587	9,678	8,275
Provision for income taxes	3,386	2,697	7,960	5,643

Net income (loss)	(425)	(110)	1,718	2,632

Noncash preferred stock dividend accretion	(1,772)	(1,544)	(5,138)	(4,477)

Net loss applicable to common stockholders	$(2,197)	$(1,654)	$(3,420)	$(1,845)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

(In thousands, except share data)

			Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss

	Common Stock
	Shares	Amount					Total

Balance, December 31, 2000	3,914,274	$39	$82,298	$(2,552)	$(5,595)	$(1,687)	$72,503

Comprehensive income
Net income	—	—	—	—	1,718	—	1,718
Translation adjustment	—	—	—	—	—	(17)	(17)
							1,701

Noncash preferred stock dividend accretion	—	—	(5,138)	—	—	—	(5,138)

Compensatory stock option expense	—	—	277	—	—	—	277

Notes receivable interest accrued	—	—	—	(105)	—	—	(105)

Balance, September 30, 2001 (Unaudited)	3,914,274	$39	$77,437	$(2,657)	$(3,877)	$(1,704)	$69,238

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 30,
	2001	2000
	(Unaudited)
Cash flows from operating activities
Net income	$1,718	$2,632
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,561	21,233
Deferred income taxes	6,801	4,019
Minority interest in preferred stock of subsidiary	3,727	1,000
Other, net	605	797
Changes in assets and liabilities, net of effect from acquisitions
Accounts receivable	(17,072)	(12,891)
Inventories	(8,260)	(9,011)
Prepaid expenses and other assets	(2,684)	(1,162)
Accounts payable	3,832	904
Accrued liabilities	(7,894)	(9,610)
Income taxes payable	11	981
Other long-term liabilities	(143)	(1,108)
Net cash provided by (used for) operating activities	6,202	(2,216)

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(13,529)	(87,215)
Capital expenditures	(9,794)	(17,701)
Other, net	635	71
Net cash used for investing activities	(22,688)	(104,845)

Cash flows from financing activities
Net senior credit facility borrowings	19,600	71,400
Proceeds from the sale of preferred stock of subsidiary	—	25,000
Proceeds from the sale of common stock	—	7,976
Other long-term borrowings	1,989	2,958
Principal payments on term debt, capitalized leases and other debt	(5,198)	(4,096)
Deferred financing costs	(580)	(2,000)
Other, net	(118)	(247)
Net cash provided by financing activities	15,693	100,991

Effect of foreign currency translation on cash	39	—

Net decrease in cash and cash equivalents	(754)	(6,070)
Cash and cash equivalents at beginning of period	8,199	7,918
Cash and cash equivalents at end of period	$7,445	$1,848

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Condensed Notes to Consolidated Financial Statements

(Unaudited)

Note 1.           Consolidated Financial Statements

The consolidated interim financial statements included in this report are unaudited. The Company believes the interim financial statements are presented on a basis consistent with the audited financial statements. The Company also believes that the interim financial statements contain all adjustments necessary for a fair statement of the results for such interim periods. All of these adjustments are normal recurring adjustments. The results of operations for interim periods do not necessarily predict the operating results for the full year. The consolidated balance sheet as of December 31, 2000 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements. The information included in this report should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2000 Form 10-K. Some reclassifications have been made to prior periods’ financial statements to conform to the 2001 presentation.

Note 2.           Unaudited Pro Forma Results of Operations for 2000 Acquisitions

Unaudited pro forma consolidated results of operations are presented in the table below for the nine months ended September 30, 2000. The pro forma results of operations reflects the companies acquired during 2000, which are not reflected in the September 30, 2000 historical results, as if all of the acquisitions were consummated as of January 1, 2000. Historical results for 2001, which reflects the companies acquired during 2000, are presented for comparability. Amounts are in thousands.

	Nine Months Ended
	September 30,
	2001	2000
	Historical	Pro Forma
	(Unaudited)
Revenues	$301,696	$278,051
EBITDA, as defined (Note 10)	67,789	66,985
Net income	1,718	1,069

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

Note 3.           Inventories

Inventories are comprised of the following as of September 30, 2001 and December 31, 2000 (amounts in thousands):

	September 30,	December 31,
	2001	2000
	(Unaudited)
Raw materials	$49,441	$49,235
Work-in process	34,752	26,749
Finished goods	7,742	7,693
Total inventories	$91,935	$83,677

Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead. In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles. Included above are program costs, principally engineering, of $14,545,000 at September 30, 2001 and $8,603,000 at December 31, 2000 related to long-term contracts that will be recoverable based on future sales. Periodic assessments are performed to ensure recoverability of program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value. No adjustments were required in 2001 and 2000.

Note 4.           Accrued Liabilities

Accrued liabilities are comprised of the following as of September 30, 2001 and December 31, 2000 (amounts in thousands):

	September 30,	December 31,
	2001	2000
	(Unaudited)
Acquisition related contingent consideration	$6,204	$20,154
Customer advances and deposits	9,389	14,082
Salaries, wages, compensated absences and payroll related taxes	14,066	15,337
Accrued interest	8,092	3,730
Other accrued liabilities	10,723	17,169
Total accrued liabilities	$48,474	$70,472

Note 5.           Long-Term Debt

Long-term debt includes the following amounts as of September 30, 2001 and December 31, 2000 (amounts in thousands):

	September 30,	December 31,
	2001	2000
	(Unaudited)
Senior credit facility
$25 million working capital revolving line of credit	$—	$—
$25 million acquisition revolving line of credit	12,000	12,400
Term loans	280,132	263,443

12% senior subordinated notes	100,000	100,000

Capital lease obligations and equipment term debt financing, secured by property and equipment	8,404	5,231

Other indebtedness	3,735	2,205
Total long-term debt	404,271	383,279
Less current portion	(14,499)	(9,289)
Long-term debt, less current portion	$389,772	$373,990

In April 2001, the Company amended its senior credit facility and borrowed the remaining $20,000,000 of funds committed under its term loan facility. The net proceeds were used to repay amounts then outstanding under the acquisition revolving line of credit. Principal payments for the additional term loan are due in $50,000 quarterly installments through 2005 and $4,763,000 quarterly installments through 2006. The term loan bears interest, at the Company’s option, based on a margin of either 2.75% over the prime rate or 4.00% over the LIBOR rate.

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

Note 7.           Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the nine months ended September 30, 2001.

	DeCrane Aircraft				DeCrane Holdings
	16% Preferred Stock				14% Preferred Stock
	Number	Mandatory	Unamortized	Net	Number	Mandatory
	of	Redemption	Issuance	Book	of	Redemption
	Shares	Value	Discount	Value	Shares	Value
	(in thousands, except share and per share data)
Balance, December 31, 2000	270,400	$27,040	$(3,861)	$23,179	342,417	$47,252
Accrued dividends and redemption value accretion	33,763	3,376	351	3,727	—	—
Noncash dividend accretion	—	—	—	—	—	5,138
Balance, September 30, 2001 (Unaudited)	304,163	$30,416	$(3,510)	$26,906	342,417	$52,390

Per share liquidation value as of
September 30, 2001 (Unaudited)		$100.00				$153.00

DeCrane Aircraft’s 16% preferred stock is reflected as minority interest in preferred stock of subsidiary in the consolidated financial statements.

DeCrane Aircraft 16% Mandatorily Redeemable Preferred Stock

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum. Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock. For the nine months ended September 30, 2001, DeCrane Aircraft elected to issue 33,763 additional shares in lieu of cash dividend payments; such shares have been reflected as a component of minority interest in preferred stock of subsidiary.

DeCrane Holdings 14% Mandatorily Redeemable Preferred Stock

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 14% per annum. Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn increases the redemption obligation. For the nine months ended September 30, 2001, the liquidation preference on the DeCrane Holdings preferred stock increased by $5,138,000 to reflect the noncash dividend accretion.

Note 8.           Commitments and Contingencies

Contingent Acquisition Consideration

The determinable amounts of the Company’s remaining maximum contingent consideration payment obligations, as of September 30, 2001, are summarized below. The contingent consideration is payable based upon the acquired companies level of attainment of their defined performance criteria in future periods and excludes amounts earned and recorded through September 30, 2001 (Notes 4 and 9). Provided the defined performance criteria is attained for the future years ending December 31, the Company’s determinable maximum contingent consideration payment obligation will be (amounts in thousands):

(Unaudited)
For the year ending December 31,
2001	$700
2002	600
Total maximum determinable obligation	$1,300

Contingent consideration, if any, is payable during the first quarter of the following year.

Note 9.           Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended
	September 30,
	2001	2000
	(Unaudited)
Components of cash paid for acquisitions
Fair value of assets acquired	$—	$77,904
Liabilities assumed	—	(20,516)
Cash paid	—	57,388
Less cash acquired	—	(292)
Net cash paid for companies acquired during the period	—	57,096

Contingent consideration paid for previously completed acquisitions	17,075	29,825
Cash purchase price reductions received related to previously completed acquisitions	(3,718)	—
Additional acquisition related expenses	172	294
Total cash paid for acquisitions	$13,529	$87,215

During the nine months ended September 30, 2001, the Company settled its asserted claims against the sellers of two companies acquired in 2000 for breach of representation and warranty provisions contained in the purchase agreements. The Company received $3,718,000 from the sellers upon entering into the settlement agreements, which also provided that the Company pay in 2002 a minimum of $3,125,000 of previously contingent consideration for the year ending December 31, 2001. The $3,125,000 minimum contingent consideration payable is reflected as an accrued liability as of September 30, 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(Unaudited)
Revenues
Cabin Management	$50,719	$50,303	$155,590	$127,081
Specialty Avionics	31,902	28,164	94,999	81,006
Systems Integration	18,528	14,870	53,023	47,262
Inter-group elimination (1)	(964)	(188)	(1,916)	(928)
Consolidated totals	$100,185	$93,149	$301,696	$254,421

EBITDA (2)
Cabin Management	$10,703	$12,115	$33,791	$33,496
Specialty Avionics	9,014	7,491	26,243	19,622
Systems Integration	4,407	3,925	13,281	10,881
Corporate (3)	(1,845)	(1,491)	(5,146)	(4,836)
Inter-group elimination (4)	(281)	119	(380)	119
Consolidated totals	$21,998	$22,159	$67,789	$59,282

	September 30,
	2001	2000
	(Unaudited)
Total assets (as of period end)
Cabin Management	$330,445	$282,364
Specialty Avionics	225,462	229,198
Systems Integration	77,642	81,604
Corporate (5)	39,939	28,259
Inter-group elimination (6)	(316)	(288)
Consolidated totals	$673,172	$621,137

(1)	Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)	The table below reconciles EBITDA to consolidated income from operations and income before income taxes (amounts in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(Unaudited)
Consolidated EBITDA	$21,998	$22,159	$67,789	$59,282
Depreciation and amortization (a)	(8,066)	(7,166)	(23,914)	(19,537)
Acquisition related charges not capitalized	(14)	(1)	(117)	(8)
Other noncash charges	(41)	(86)	(277)	(257)
Consolidated income from operations	13,877	14,906	43,481	39,480

Interest expense	(9,654)	(11,264)	(29,984)	(29,977)
Minority interest in preferred stock of subsidiary	(1,287)	(1,000)	(3,727)	(1,000)
Other (expenses) income, net	25	(55)	(92)	(228)
Consolidated income before income taxes	$2,961	$2,587	$9,678	$8,275

(a)

Reflects depreciation and amortization of long-lived assets, goodwill and other intangible assets. Excludes amortization of deferred financing costs, which are classified as a component of interest expense, of $570,000 and $593,000 for the three months ended September 30, 2001 and 2000, respectively, and $1,647,000 and $1,696,000 for the nine months ended September 30, 2001 and 2000, respectively.

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

SFAS Nos. 141 and 142

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

•     Adoption of SFAS No. 142 on January 1, 2002 will reduce amortization expense in future periods. If SFAS No. 142 had been effective as of the beginning of 2001, goodwill and assembled workforces amortization totaling $10,657,000 for the nine months ended September 30, 2001 would have been eliminated.

The Company has until June 30, 2002 to complete its transitional impairment testing of goodwill associated with adopting SFAS No. 142 and until March 31, 2002 to complete its transitional impairment testing of other intangible assets. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

SFAS No. 144

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, ” which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of” and also replaces and broadens the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.

SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 is required for the Company’s fiscal year beginning January 1, 2002 although early application is permitted. The Company is currently evaluating the impact this new standard will have on its financial position, results of operations and cash flows.

Note 12.         Impact of Events of September 11, 2001

The September 11, 2001 terrorist attack on the United States is adversely impacting the commercial airline industry. All domestic airlines were grounded for a three-day period and, since resuming service, most major U.S. carriers have announced substantially reduced flight schedules, temporary or permanent retirement of a portion of their fleets, and workforce reductions aggregating over 100,000 employees. As a result of the substantial reduction in airline traffic arising from the terrorist attack and its aftermath, as well as other factors such as the weakening economy, the airline industry is expected to incur extremely large losses for the year 2001. Accordingly, the airlines appear to be taking measures to conserve cash in part by deferring or eliminating the purchase of parts and components for their fleet aircraft and by canceling or deferring the delivery of new aircraft on order with original equipment manufacturers. These actions, in turn, will have an unfavorable impact upon that portion of our business. The commercial and regional original equipment and aftermarket/retrofit portion of our business is currently estimated at approximately 28% of our revenues.

In addition, an estimated 64% of our revenues are currently derived from the corporate aircraft original equipment and aftermarket/retrofit business. We are unable to determine the impact of the terrorist attack on this portion of our business, although the weakening economy may negatively impact this business as well.

In September 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued EITF No. 01-10, “Accounting for the Impact of the September 11, 2001 Terrorist Acts,” which provides guidance on how the costs related to the terrorist acts should be reported, how to determine whether an asset impairment loss should be recognized and how liabilities for losses and other costs should be recognized and reported.

The Company has begun an assessment of potential losses and costs it may incur or actions that may be necessary as a result of the events of September 11th and its aftermath. But given the relatively brief period since that date, the Company is not currently able to determine the impact that significant changes in industry conditions will have on its consolidated financial position, results of operations or cash flows. As a result, the Company’s financial statements as of and for the three months and nine months ended September 30, 2001 do not include any charges directly or indirectly resulting from the terrorist acts as addressed in EITF No. 01-10. However, given the magnitude of the events mentioned above and the possible subsequent effects, the impact could be material in future periods. As losses and/or costs, if any, become estimable, they will be recognized as a component of earnings from operations.

Note 13.         Supplemental Condensed Consolidating Financial Information

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

Balance Sheets

	September 30, 2001 (Unaudited)
				Non-
		Guarantor		Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries		Subsidiaries	Adjustments		Total
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$6,728	$223		$494	$—		$7,445
Accounts receivable, net	—	67,778		2,001	—		69,779
Inventories	—	90,029		1,906	—		91,935
Other current assets	13,216	1,851		138	—		15,205
Total current assets	19,944	159,881		4,539	—		184,364

Property and equipment, net	3,502	57,535		2,849	—		63,886
Other assets, principally intangibles, net	16,493	398,488		9,941	—		424,922
Investments in subsidiaries	408,647	21,214		125,989	(555,850	)(1)	—
Intercompany receivables	262,681	97,888		4,633	(365,202	)(2)	—
Total assets	$711,267	$735,006		$147,951	$(921,052)		$673,172

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$13,066	$1,420		$13	—		$14,499
Other current liabilities	26,426	45,741		1,764	—		73,931
Total current liabilities	39,492	47,161		1,777	—		88,430

Long-term debt	379,757	10,015		—	—		389,772
Intercompany payables	97,888	267,314		—	(365,202	)(2)	—
Other long-term liabilities	43,892	1,869		675	—		46,436

Minority interest in preferred stock of subsidiary	26,906	—		—	—		26,906
Mandatorily redeemable preferred stock	—	—		52,390	—		52,390

Stockholders’ equity
Paid-in capital	123,332	338,684		92,916	(480,113	)(1)	74,819
Retained earnings (deficit)	—	69,963		1,897	(75,737	)(1)	(3,877)
Accumulated other comprehensive loss	—	—		(1,704)	—		(1,704
Total stockholders’ equity	123,332	408,647		93,109	(555,850)		69,238
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$711,267	$735,006	r	$147,951	$(921,052)		$673,172

	December 31, 2000
			Non-
		Guarantor	Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments		Total
	(in thousands)
Assets
Current assets
Cash and cash equivalents	$7,553	$233	$413	$—		$8,199
Accounts receivable, net	—	51,396	1,735	—		53,131
Inventories	—	82,013	1,664	—		83,677
Other current assets	14,814	1,118	145	—		16,077
Total current assets	22,367	134,760	3,957	—		161,084

Property and equipment, net	4,423	52,303	2,765	—		59,491
Other assets, principally intangibles, net	16,514	412,730	10,338	—		439,582
Investments in subsidiaries	394,794	20,739	123,994	(539,527	)(1)	—
Intercompany receivables	251,725	92,991	3,863	(348,579	)(1)	—
Total assets	$689,823	$713,523	$144,917	$(888,106)		$660,157

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$7,997	$1,266	$26	$—		$9,289
Other current liabilities	38,635	54,384	1,262	—		94,281
Total current liabilities	46,632	55,650	1,288	—		103,570

Long-term debt	368,837	5,147	6	—		373,990
Intercompany payables	92,991	255,588	—	(348,579	)(2)	—
Other long-term liabilities	36,742	2,344	577	—		39,663

Minority interest in preferred stock of subsidiary	23,179	—	—	—		23,179
Mandatorily redeemable preferred stock	—	—	47,252	—		47,252

Stockholders’ equity
Paid-in capital	124,763	338,729	97,777	(481,484	)(1)	79,785
Retained earnings (deficit)	(3,321)	56,065	(296)	(58,043	)(1)	(5,595)
Accumulated other comprehensive loss	—	—	(1,687)	—		(1,687)
Total stockholders’ equity	121,442	394,794	95,794	(539,527)		72,503
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$689,823	$713,523	$144,917	$(888,106)		$660,157

Statements of Operations

	Nine Months Ended September 30, 2001 (Unaudited)
			Non-
		Guarantor	Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments		Total
	(in thousands)
Revenue	$—	$299,019	$8,594 $	$(5,917	)(3)	$301,696
Cost of sales	—	199,982	7,234	(5,917	)(3)	201,299

Gross profit	—	99,037	1,360	—		100,397

Selling, general and administrative expenses	6,790	34,658	611	—		42,059
Amortization of intangible assets	152	14,405	300	—		14,857
Interest expense	29,082	887	15	—		29,984
Minority interest in preferred stock of subsidiary	—	—	3,727	—		3,727
Intercompany charges	(18,055)	18,055	—	—		—
Equity in earnings of subsidiaries	(13,898)	(593)	(5,445)	19,936	(4)	—
Other expenses (income), net	248	151	(307)	—		92
Provision for income taxes (benefit)	(9,764)	17,576	148	—		7,960

Net income	$5,445	$13,898	$2,311	$(19,935)		$1,718

	Nine Months Ended September 30, 2000 (Unaudited)
			Non-
		Guarantor	Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustment		Total
	(in thousands)
Revenues	$—	$252,477	$8,838	$(6,894	)(3)	$254,421
Cost of sales	—	169,591	6,830	(6,894	)(3)	169,527

Gross profit	—	82,886	2,008	—		84,894

Selling, general and administrative expenses	5,535	25,969	961	—		32,465
Amortization of intangible assets	152	12,479	318	—		12,949
Interest expense	29,665	309	3	—		29,977
Minority interest in preferred stock of subsidiary	—	—	1,000	—		1,000
Intercompany charges	(11,798)	11,798	—	—		—
Equity in earnings of subsidiaries	(13,210)	(696)	(3,632)	17,538		(4)
Other expenses (income), net	261	61	(94)	—		228
Provision for income taxes (benefit)	(14,237)	19,756	124	—		5,643

Net income	$3,632	$13,210	$3,328	$(17,538)		$2,632

Statements of Cash Flows

	Nine Months Ended September 30, 2001 (Unaudited)
			Non-
		Guarantor	Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments		Total
	(in thousands)
Cash flows from operating activities
Net income	$5,445	$13,898	$2,311	$(19,936	)(4)	$1,718
Noncash adjustments
Equity in earnings of subsidiaries	(13,898)	(593)	(5,445)	19,936	(4)	—
Other noncash adjustments	9,639	22,393	4,662	—		36,694
Changes in working capital	(3,766)	(27,573)	(871)	—		(32,210)
Net cash provided by (used for) operating activities	(2,580)	8,125	657	—		6,202

Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(125)	(8,438)	(596)	—		(9,159)
Net cash used for investing activities	(13,654)	(8,438)	(596)	—		(22,688)

Cash flows from financing activities
Net senior credit facility borrowings	19,600	—	—	—		19,600
Other long-term borrowings	—	1,989	—	—		1,989
Principal payments on term debt, capitalized leases and other debt	(3,611)	(1,568)	(19)	—		(5,198)
Deferred financing costs	(580)	—	—	—		(580)
Other, net	—	(118)	—	—		(118)
Net cash provided by (used for) financing activities	15,409	303	(19)	—		15,693

Effect of foreign currency translation on cash	—	—	39	—		39

Net increase (decrease) in cash and equivalents	(825)	(10)	81	—		(754)
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$6,728	$223	$494	$—		$7,445

	Nine Months Ended September 30, 2000 (Unaudited)
			Non-
		Guarantor	Guarantor	Consolidating		Consolidated
	Issuer	Subsidiaries	Subsidiaries	Adjustments		Total
	(in thousands)
Cash flows from operating activities
Net income	$3,632	$13,210	$3,328	$(17,538	)(4)	$2,632
Noncash adjustments
Equity in earnings of subsidiaries	(13,210)	(696)	(3,632)	17,538	(4)	—
Other noncash adjustments	6,467	18,864	1,718	—		27,049
Changes in working capital	(11,146)	(19,529)	(1,222)	—		(31,897)
Net cash provided by (used for) operating activities	(14,257)	11,849	192	—		(2,216)

Cash flows from investing activities
Cash paid for acquisitions	(87,507)	292	—	—		(87,215)
Investment in subsidiary	—	—	(7,976)	7,976	(1)	—
Capital expenditures and other	(3,626)	(13,642)	(362)	—		(17,630)
Net cash used for investing activities	(91,133)	(13,350)	(8,338)	7,976		(104,845)

Cash flows from financing activities
Net senior credit facility borrowings	71,400	—	—	—		71,400
Proceeds from sale of preferred stock	25,000	—	—	—		25,000
Capital contribution to subsidiary of proceeds from sale of common stock	7,976	—	7,976	(7,976	)(1)	7,976
Other long-term borrowings	—	2,958	—	—		2,958
Principal payments on term debt, capitalized leases and other debt	(3,419)	(664)	(13)	—		(4,096)
Deferred financing costs	(2,000)	—	—	—		(2,000)
Other, net	(50)	(197)	—	—		(247)
Net cash provided by financing activities	98,907	2,097	7,963	(7,976)		100,991

Effect of foreign currency translation on cash	—	—	—	—		—

Net increase (decrease) in cash and equivalents	(6,483)	596	(183)	—		(6,070)
Cash and equivalents at beginning of period	7,839	(323)	402	—		7,918

Cash and equivalents at end of period	$1,356	$273	$219	$—		$1,848

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

Recent Developments

Impact of the Events of September 11, 2001

The September 11, 2001 terrorist attack on the United States is adversely impacting the commercial airline industry. All domestic airlines were grounded for a three-day period and, since resuming service, most major U.S. carriers have announced substantially reduced flight schedules, temporary or permanent retirement of a portion of their fleets, and workforce reductions aggregating over 100,000 employees. As a result of the substantial reduction in airline traffic arising from the terrorist attack and its aftermath, as well as other factors such as the weakening economy, the airline industry is expected to incur extremely large losses for the year 2001. Accordingly, the airlines appear to be taking measures to conserve cash in part by deferring or eliminating the purchase of parts and components for their fleet aircraft and by canceling or deferring the delivery of new aircraft on order with original equipment manufacturers. These actions, in turn, will have an unfavorable impact upon that portion of our business. The commercial and regional original equipment and aftermarket/retrofit portion of our business is currently estimated at approximately 28% of our revenues.

In addition, an estimated 64% of our revenues are currently derived from the corporate aircraft original equipment and aftermarket/retrofit business. We are unable to determine the impact of the terrorist attack on this portion of our business, although the weakening economy may negatively impact this business as well.

We have begun an assessment of potential losses and costs we may incur or actions that may be necessary as a result of the events of September 11th and its aftermath. But given the relatively brief period since that date, we are not currently able to determine the impact that significant changes in industry conditions will have on our consolidated financial position, results of operations or cash flows. As a result, our financial statements as of and for the three months and nine months ended September 30, 2001 do not include any charges directly or indirectly resulting from the terrorist acts. However, given the magnitude of the events mentioned above and the possible subsequent effects, the impact could be material in future periods. As losses and/or costs, if any, become estimable, they will be recognized as a component of earnings from operations.

Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Revenues.  Revenues increased $7.1 million, or 7.6%, to $100.2 million for the three months ended September 30, 2001 from $93.1 million for the three months ended September 30, 2000. By segment, revenues changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
Cabin Management	$0.4	0.8%
Specialty Avionics	3.7	13.3
Systems Integration	3.7	24.6
Inter-group elimination	(0.7)
Total	$7.1

Cabin Management.  Revenues increased by $0.4 million, or 0.8% over the prior year, due to:

•     a $3.1 million increase in cabin furniture, seating and related products revenues reflecting higher volume prior to the September 11th terrorist attack; offset by

•     a $2.7 million decrease in cabin management systems revenues due to delays in new product development.

Specialty Avionics.  Revenues increased by $3.7 million, or 13.3% over the prior year, due to:

•     a $2.7 million increase in cockpit audio, communications, lighting and power and control devices revenues; and

•     a $1.0 million revenue increase resulting from higher volume for our interconnect products.

Systems Integration.  Revenues increased by $3.7 million, or 24.6% over the prior year, due to:

•     a $5.1 million increase in auxiliary fuel tank system and power unit revenues; offset by

•     a $1.4 million decrease in cabin and flight deck systems integration revenues.

Gross profit.  Gross profit increased $1.6 million, or 5.3%, to $32.8 million for the three months ended September 30, 2001. Gross profit as a percent of revenues decreased to 32.7% for the three months ended September 30, 2001 from 33.4% for the same period last year primarily as a result of reduced profit margins in our Cabin Management group. By segment, gross profit changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
Cabin Management	$(0.3)	(1.8%	)
Specialty Avionics	2.0	20.7
Systems Integration	0.8	14.7
Inter-group elimination	(0.9)
Total	$1.6

Cabin Management.  Gross profit decreased by $0.3 million, or 1.8% from the prior year, primarily due to:

•     a $1.3 million increase in gross profit from our cabin furniture and seating products; offset by

•     a $1.6 million decrease due to lower cabin management systems sales volume.

Specialty Avionics.  Gross profit increased by $2.0 million, or 20.7% over the prior year, due principally to higher volume for our cockpit audio, communications, lighting and power and control devices products.

Systems Integration.  Gross profit increased by $0.8 million, or 14.7% over the prior year, due to:

•     a $1.2 million increase due primarily to higher auxiliary fuel tank systems volume; offset by

•     a $0.4 million decrease resulting from lower cabin and flight deck systems integration services volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.5 million, or 21.1%, to $14.0 million for the three months ended September 30, 2001, from $11.5 million for the same period last year. SG&A expenses as a percent of revenues increased to 13.9% for the three months ended September 30, 2001 compared to 12.4% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
Cabin Management	$1.5	35.3%
Specialty Avionics	0.3	7.9
Systems Integration	0.3	14.2
Corporate	0.4	20.6
Total	$2.5

Cabin Management.  SG&A expenses increased by $1.5 million, or 35.3% over the prior year, due to increases in expenses to support increased production and new programs.

Specialty Avionics.  SG&A expenses increased by $0.3 million, or 7.9% over the prior year, due to an increase in labor and employee benefit costs in support of revenue growth.

Systems Integration.  SG&A expenses increased by $0.3 million, or 14.2% over the prior year, due to refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service support.

Corporate.  SG&A expenses increased by $0.4 million, or 20.6% over the prior year, primarily due to an increase in promotional costs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $0.9 million, or 12.6%, for the three months ended September 30, 2001. The increase results from the inclusion of additional depreciation reflecting our capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $0.2 million to $22.0 million, or 0.7%, for the three months ended September 30, 2001, from $22.2 million for the same period last year. EBITDA as a percent of revenues decreased to 22.0% for the three months ended September 30, 2001, from 23.8% for the same period last year. Operating income decreased $1.0 million to $13.9 million, or 6.9%, for the three months ended September 30, 2001, from $14.9 million for the same period last year. By segment, EBITDA changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
EBITDA
Cabin Management	$(1.4)	(11.7)%
Specialty Avionics	1.5	20.3
Systems Integration	0.5	12.3
Corporate	(0.4)	(23.7)
Inter-group elimination	(0.4)
Total EBITDA	(0.2)

Depreciation and amortization	(0.9)
Other noncash and acquisition related charges	0.1
Total operating income	$(1.0)

Cabin Management.  EBITDA decreased by $1.4 million, or 11.7% from the prior year, primarily due to an increase in SG&A expenses.

Specialty Avionics.  EBITDA increased by $1.5 million, or 20.3% over the prior year, due to higher gross profit margins.

Systems Integration.  EBITDA increased by $0.5 million, or 12.3% over the prior year, due to higher auxiliary fuel tank systems revenues and favorable manufacturing efficiencies.

Corporate.  Expenses increased by $0.4 million, or 23.7% from the prior year, due to an increase in SG&A expenses.

Interest expense.  Interest expense decreased $1.6 million to $9.7 million for the three months ended September 30, 2001, from $11.3 million for the same period last year, due to:

•     a $2.3 million decrease resulting from lower average interest rates charged by our lenders during 2001; offset by

•     a $0.7 million increase resulting from higher levels of indebtedness.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.3 million to $1.3 million for the three months ended September 30, 2001 compared to $1.0 million for the same period in 2000. Minority interest reflects the accrued dividends and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock issued on June 30, 2000.

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

Net loss.  Net loss increased $0.3 million to a net loss of $0.4 million for the three months ended September 30, 2001 compared to a net loss of $0.1 million for the same period in 2000.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $0.5 million to a net loss of $2.2 million for the three months ended September 30, 2001 compared to a net loss of $1.7 million for the same period in 2000. The increase in the net loss applicable to common stockholders is attributable to:

•     a $0.3 million increase in the net loss, which is net of a $0.3 million increase in the charge for minority interest in preferred stock of subsidiary issued on June 30, 2000; and

•     a $0.2 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

Bookings.  Bookings decreased $11.3 million, or 11.5%, to $86.6 million for the three months ended September 30, 2001 compared to $97.9 million for the same period in 2000. The decrease in bookings for 2001 results from the timing of receipt of orders and reflects one effect of the events of September 11th and its aftermath.

Backlog at end of period.  Backlog increased $5.3 million to $183.6 million as of September 30, 2001 compared to $178.3 million as of December 31, 2000. The increase in backlog for 2001 primarily relates to:

•     a $8.5 million increase in our Specialty Avionics and Cabin Management groups; offset by

•     a $3.2 million decrease in our Systems Integration group.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenues.  Revenues increased $47.3 million, or 18.6%, to $301.7 million for the nine months ended September 30, 2001 from $254.4 million for the nine months ended September 30, 2000. By segment, revenues changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
Cabin Management	$28.5	22.4%
Specialty Avionics	14.0	17.3
Systems Integration	5.8	12.2
Inter-group elimination	(1.0)
Total	$47.3

Cabin Management.  Revenues increased by $28.5 million, or 22.4% over the prior year, due to:

•     the inclusion of $23.8 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and ERDA in 2000; and

•     a $4.7 million increase in shipments of cabin furniture and related products revenues.

Specialty Avionics.  Revenues increased by $14.0 million, or 17.3% over the prior year, due to:

•     a $11.0 million increase in cockpit audio, communications, lighting and power and control devices revenues; and

•     a $3.0 million revenue increase resulting from higher volume for our interconnect products.

Systems Integration.  Revenues increased by $5.8 million, or 12.2% over the prior year, due to:

•     a $8.9 million increase in auxiliary fuel tank system and power unit revenues; offset by

•     a $3.1 million decrease in cabin and flight deck systems integration revenues resulting from reducing the number of product offerings to focus on our core product lines.

Gross profit.  Gross profit increased $15.5 million, or 18.3%, to $100.4 million for the nine months ended September 30, 2001. Gross profit as a percent of revenues of 33.3% for the nine months ended September 30, 2001 is comparable to 33.4% for the same period last year. By segment, gross profit changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
Cabin Management	$3.5	8.2%
Specialty Avionics	8.9	35.4
Systems Integration	3.8	23.2
Inter-group elimination	(0.7)
Total	$15.5

Cabin Management.  Gross profit increased by $3.5 million, or 8.2% over the prior year, primarily due to:

•     a $7.1 million increase in gross profit resulting from our 2000 acquisitions; and

•     a $0.3 million increase related to higher volume; offset by

•     a $3.9 million decrease resulting from nonrecurring startup costs associated with four new programs and the rationalization of production between manufacturing facilities.

Specialty Avionics.  Gross profit increased by $8.9 million, or 35.4% over the prior year, due to:

•     a $4.9 million increase related to higher volume for our cockpit audio, communications, lighting and power and control devices products;

•     a $3.6 million increase related to a shift in product mix to items with higher margins; and

•     a $0.4 million increase related to higher volume for our interconnect products.

Systems Integration.  Gross profit increased by $3.8 million, or 23.2% over the prior year, due to:

•     a $3.6 million increase due to higher auxiliary fuel tank systems volume;

•     a $1.2 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring; offset by

•     a $0.7 million decrease resulting from lower cabin and flight deck systems integration services volume; and

•     a $0.3 million decrease in profit margins on auxiliary fuel tank systems.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $9.6 million, or 29.6%, to $42.1 million for the nine months ended September 30, 2001, from $32.5 million for the same period last year. SG&A expenses as a percent of revenues increased to 13.9% for the nine months ended September 30, 2001 compared to 12.8% for the same period last year. By segment, SG&A expenses changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
Cabin Management	$5.5	48.7%
Specialty Avionics	2.0	22.8
Systems Integration	1.1	16.1
Corporate	1.0	17.6
Total	$9.6

Cabin Management.  SG&A expenses increased by $5.5 million, or 48.7% over the prior year, due to:

•     a $3.1 million increase in expenses resulting from our 2000 acquisitions; and

•     a $2.4 million increase in expenses to support increased production and new programs.

Specialty Avionics.  SG&A expenses increased by $2.0 million, or 22.8% over the prior year, due to:

•     a $1.9 million increase in labor and employee benefit costs in support of revenue growth; and

•     a $0.1 million increase in research and development costs.

Systems Integration.  SG&A expenses increased by $1.1 million, or 16.1% over the prior year, due to refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service support.

Corporate.  SG&A expenses increased by $1.0 million, or 17.6% over the prior year, primarily due an increase in promotional costs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $4.4 million, or 22.4%, for the nine months ended September 30, 2001. The increase results from the inclusion of $2.2 million of depreciation and amortization expense in 2001 from companies we acquired during 2000 and additional depreciation reflecting our capital expenditures during the period.

EBITDA and Operating income.  EBITDA increased $8.5 million to $67.8 million, or 14.4%, for the nine months ended September 30, 2001, from $59.3 million for the same period last year. EBITDA as a percent of revenues decreased to 22.5% for the nine months ended September 30, 2001, from 23.3% for the same period last year. Operating income increased $4.0 million to $43.5 million, or 10.1%, for the nine months ended September 30, 2001, from $39.5 million for the same period last year. By segment, EBITDA changed as follows:

	Increase (Decrease)
	From 2000
	Amount	Percent
	(in millions)
EBITDA
Cabin Management	$0.3	0.9%
Specialty Avionics	6.6	33.7
Systems Integration	2.4	22.1
Corporate	(0.3)	(6.4)
Inter-group elimination	(0.5)
Total EBITDA	8.5

Depreciation and amortization	(4.4)
Other noncash and acquisition related charges	(0.1)
Total operating income	$4.0

Cabin Management.  EBITDA increased by $0.3 million, or 0.9% over the prior year, primarily due to:

•     a $5.0 million increase resulting from our 2000 acquisitions; offset by

•     a $4.7 million decrease resulting from nonrecurring startup costs associated with four new programs and the rationalization of production between manufacturing facilities.

Specialty Avionics.  EBITDA increased by $6.6 million, or 33.7% over the prior year, due to higher demand for our commercial aircraft products prior to the September 11th terrorist attack. See “Recent Developments – Impact of the Events of September 11, 2001.”

Systems Integration.  EBITDA increased by $2.4 million, or 22.1% over the prior year, due principally to higher auxiliary fuel tank systems revenues and favorable manufacturing efficiencies.

Interest expense.  Interest expense was $30.0 million for both the nine months ended September 30, 2001 and 2000, and reflects the following:

•     a $5.0 million increase resulting from higher levels of indebtedness; offset by

•     a $5.0 million decrease resulting from lower average interest rates charged by our lenders during 2001.

Minority interest in preferred stock of subsidiary.  Minority interest increased $2.7 million to $3.7 million for the nine months ended September 30, 2001 compared to $1.0 million for the same period in 2000. Minority interest reflects the accrued dividends and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock issued on June 30, 2000.

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

Net income.  Net income decreased $0.9 million to $1.7 million for the nine months ended September 30, 2001 compared to $2.6 million for the same period in 2000.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $1.6 million to a net loss of $3.4 million for the nine months ended September 30, 2001 compared to a net loss of $1.8 million for the same period in 2000. The increase in the net loss applicable to our common stockholder is attributable to:

•     a $0.9 million decrease in net income, which is net of a $2.7 million increase in the charge for minority interest in preferred stock of subsidiary issued on June 30, 2000; and

•     a $0.7 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock.

Bookings.  Bookings increased $45.1 million, or 17.2%, to $307.0 million for the nine months ended September 30, 2001 compared to $261.9 million for the same period in 2000. The increase in bookings for 2001 results from:

•     a $22.5 million increase associated with companies we acquired in 2000; and

•     a $22.6 million increase related to business growth, principally related to product lines in our Cabin Management and Specialty Avionics groups.

As described in “Recent Developments – Impact of the Events of September 11, 2001,” the terrorist attack is having a severe adverse impact on the commercial airline industry and, in turn, will have an unfavorable impact on portions of our business. In addition, the overall weakening economy may adversely impact other portions of our business as well. We are not currently able to determine the impact these events will have on our bookings for future periods. However, given the magnitude of these events, the impact could be material.

Liquidity and Capital Resources

We have required cash primarily to fund acquisitions, capital expenditures and for working capital. Our principal sources of liquidity have been cash flow from operations, third party borrowings and the issuance of common and preferred stock.

Cash provided by operating activities was $6.2 million for the nine months ended September 30, 2001, which is the net of $38.4 million of cash provided by operations after adding back depreciation, amortization and other noncash items, $32.1 million used for working capital, and $0.1 million used to reduce other liabilities. The following factors contributed to the $32.1 million working capital increase:

•     a $17.1 million accounts receivable increase resulting from higher revenues, timing differences relating to completion of projects versus the associated collection and the timing of other collections;

•     a $8.2 million inventory increase resulting from longer production lead times and new program costs, primarily engineering, for new cabin interior products and components;

•     a $2.7 million increase in prepaid and other assets; and

•     a $4.1 million net decrease in accounts payable and accrued expenses.

Cash used for investing activities was $22.7 million for the nine months ended September 30, 2001, and consisted of:

•     $17.1 million of contingent acquisition consideration paid during 2001; and

•     $9.8 million for capital expenditures; offset by

•     $3.6 million cash purchase price reductions received for previously completed acquisitions; and further offset by

•     $0.6 million of proceeds from the sale of property and equipment, principally an owned manufacturing facility replaced with a larger leased facility.

We anticipate spending approximately $13.0 million for capital expenditures in 2001.

Cash provided by financing activities was $15.7 million for the nine months ended September 30, 2001 and was primarily used to fund the payment of contingent acquisition consideration and capital expenditures. We obtained these funds by borrowing $19.6 million under our senior credit facility and $2.0 million of other long-term borrowings. We used $5.2 million to make principal payments on our senior term debt, capitalized leases and other debt.

At September 30, 2001, senior credit facility borrowings totaling $292.1 million are at variable interest rates based on defined margins over the current prime or LIBOR rates. At September 30, 2001 we had $95.9 million of working capital and had $25.0 million of borrowings available under our working capital credit facility and $13.0 million available under our acquisition credit facility.

We will be affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control. As described in “Recent Developments – Impact of the Events of September 11, 2001,” the terrorist attack is having a severe adverse impact on the commercial airline industry and, in turn, will have an unfavorable impact on portions of our business. In addition, the overall weakening economy may adversely impact other portions of our business as well. As a result, we are taking measures to conserve cash by deferring or eliminating planned capital expenditures and any workforce expansion and by conserving working capital.

Although we cannot be certain, we believe that operating cash flow, together with borrowings under our bank credit facility, will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations. However, our ability to pay principal or interest, to refinance our debt and to satisfy our other debt obligations will depend on our future operating performance.

In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets. Future acquisitions may require additional debt, equity financing or both. We may not be able to obtain any additional financing on acceptable terms.

Recently Issued Accounting Pronouncements

SFAS Nos. 141 and 142

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

•     Adoption of SFAS No. 142 on January 1, 2002 will reduce amortization expense in future periods. If SFAS No. 142 had been effective as of the beginning of 2001, goodwill and assembled workforces amortization totaling $10,657,000 for the nine months ended September 30, 2001 would have been eliminated.

We have until June 30, 2002 to complete our transitional impairment testing of goodwill associated with adopting SFAS No. 142 and until March 31, 2002 to complete our transitional impairment testing of other intangible assets. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

SFAS No. 144

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, ” which replaces SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of” and also replaces and broadens the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business.

SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for the recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 is required for our fiscal year beginning January 1, 2002 although early application is permitted. We are currently evaluating the impact this new standard will have on our financial position, results of operations and cash flows.

EITF No. 01-10

In September 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force issued EITF No. 01-10, “Accounting for the Impact of the September 11, 2001 Terrorist Acts,” which provides guidance on how the costs related to the terrorist acts should be reported, how to determine whether an asset impairment loss should be recognized and how liabilities for losses and other costs should be recognized and reported.

We have begun an assessment of potential losses and costs we may incur or actions that may be necessary as a result of the events of September 11th and its aftermath. But given the relatively brief period since that date, we are not currently able to determine the impact that significant changes in industry conditions will have on our consolidated financial position, results of operations or cash flows. As a result, our financial statements as of and for the three months and nine months ended September 30, 2001 do not include any charges directly or indirectly resulting from the terrorist acts as addressed in EITF No. 01-10. However, given the magnitude of the events mentioned above and the possible subsequent effects, the impact could be material in future periods. As losses and/or costs, if any, become estimable, they will be recognized as a component of earnings from operations.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates. The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or LIBOR rates. At September 30, 2001, the current prime rate was 6.00% and the current LIBOR rate was 3.99%. Based on $292.1 million of variable-rate debt outstanding as of September 30, 2001, a hypothetical one percent rise in interest rates, to 7.00% for prime rate borrowings and 4.99% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually. We have, during periods prior to 1998, purchased interest rate cap contracts to limit our exposure related to rising interest rates on our variable-rate debt. While we have not entered into similar contracts during the last three years, we may do so in the future depending on our assessment of future interest rate trends.

The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $90.0 million at September 30, 2001. Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates. For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Western Europe, the Far East and Canada, and one of our subsidiaries operates in Western Europe and one has a manufacturing facility in Mexico. To limit our foreign currency exchange rate risk related to sales to our customers, orders are primarily valued and sold in U.S. dollars. From time to time we have entered into forward foreign exchange contracts to limit our exposure related to foreign inventory procurement and operating costs. While we have not entered into any such contracts since 1998 and no such contracts are open as of September 30, 2001, we may do so in the future depending on our assessment of future foreign exchange rate trends.

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

•     terrorist attacks and military conflicts that affect demand for aircraft and air travel, which in turn affect demand for our products and services;

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits

3.2.1.1         Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated October 17, 2001 *

10.10.4        Increased Commitments Agreement, dated as of April 27, 2001, pursuant to Third Amended and Restated Credit Agreement, dated as of May 11, 2000, as amended by the First Amendment to the Third Amended and Restated Credit Agreement, dated as of June 30, 2000 **

*      Filed herewith

**   Filed as an exhibit to our Form 10-Q dated March 31, 2001 filed with the Commission on May 14, 2001

b.         Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

November 13, 2001	By:	/s/ Richard J. Kaplan
	Name:	Richard J. Kaplan
	Title:	Assistant Secretary and Assistant Treasurer
(chief accounting officer)