Form 10-Q
period 2002-06-30
DECRANE HOLDINGS CO
filed 2002-08-13
CIK 1076441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number 333-70363

DECRANE HOLDINGS CO.

(Exact name of registrant as specified in its charter)

Delaware	13-4019703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

☒ Yes     ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of August 9, 2002 was 3,899,235 shares.

Table of Contents

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001

Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2002

Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Overview and Trends

Results of Operations

Restructuring, Asset Impairment and Other Nonrecurring Charges

Liquidity and Capital Resources

Recent Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Foreign Currency Exchange Risk

Part II - Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2002	December 31, 2001
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,995	$9,794
Accounts receivable, net	49,276	58,451
Inventories	84,279	86,498
Deferred income taxes	10,428	14,063
Prepaid expenses and other current assets	3,821	2,559
Total current assets	156,799	171,365

Property and equipment, net	55,033	61,073
Other assets, principally intangibles, net	410,155	413,273
Total assets	$621,987	$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$17,609	$13,899
Accounts payable	17,431	19,051
Accrued liabilities	37,001	56,626
Income taxes payable	222	133
Total current liabilities	72,263	89,709

Long-term debt	386,979	386,351
Deferred income taxes	26,696	33,597
Other long-term liabilities	7,744	7,438

Commitments and contingencies (Note 10)

Minority interest in preferred stock of subsidiary	31,055	28,240
Mandatorily redeemable preferred stock	58,085	54,223

Stockholders’ equity:
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of June 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 3,899,235 and 3,914,274 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively	39	39
Additional paid-in capital	71,364	75,542
Notes receivable for shares sold	(2,532)	(2,668)
Accumulated deficit	(29,007)	(24,658)
Accumulated other comprehensive loss	(699)	(2,102)
Total stockholders’ equity	39,165	46,153
Total liabilities and stockholders’ equity	$621,987	$645,711

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Unaudited)
Revenues	$86,332	$102,780	$172,495	$201,931
Cost of sales	64,494	70,204	124,942	134,310

Gross profit	21,838	32,576	47,553	67,621

Operating expenses:
Selling, general and administrative expenses	14,794	13,436	30,291	28,096
Amortization of intangible assets	1,431	4,955	2,831	9,921
Total operating expenses	16,225	18,391	33,122	38,017

Income from operations	5,613	14,185	14,431	29,604

Other expenses:
Interest expense	8,195	9,875	16,158	20,330
Minority interest in preferred stock of subsidiary	1,433	1,241	2,815	2,440
Other expenses, net	239	12	385	117

Income (loss) before provision for income taxes	(4,254)	3,057	(4,927)	6,717
Provision for income taxes (benefit)	(889)	2,187	(578)	4,574

Net income (loss)	(3,365)	870	(4,349)	2,143

Noncash preferred stock dividend accretion	(1,964)	(1,712)	(3,862)	(3,366)

Net loss applicable to common stockholders	$(5,329)	$(842)	$(8,211)	$(1,223)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

(In thousands, except share data)	Shares	Amount

Balance, December 31, 2001	3,914,274	$39	$75,542	$(2,668)	$(24,658)	$(2,102)	$46,153

Comprehensive income (loss):
Net loss	—	—	—	—	(4,349)	—	(4,349)
Translation adjustment	—	—	—	—	—	1,483	1,483
Unrealized loss on interest rate swap contract	—	—	—	—	—	(80)	(80)
							(2,946)

Sale of common stock	3,704	—	100	—	—	—	100

Repurchase of common stock and cashless exercise of options, net of related note receivable repaid	(18,743)	—	(568)	200	—	—	(368)
(tax benefit of options exercised)	—	—	14	—	—	—	14

Noncash dividend accretion on preferred stock	—	—	(3,862)	—	—	—	(3,862)

Compensatory stock option expense	—	—	138	—	—	—	138

Notes receivable interest accrued	—	—	—	(64)	—	—	(64)

Balance, June 30, 2002 (Unaudited)	3,899,235	$39	$71,364	$(2,532)	$(29,007)	$(699)	$39,165

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,349)	$2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,950	16,925
Noncash portion of restructuring and asset impairment charges	5,910	—
Minority interest in preferred stock of subsidiary	2,815	2,440
Deferred income taxes	(1,124)	1,406
Other, net	295	597
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	8,741	(8,714)
Inventories	167	(10,029)
Prepaid expenses and other assets	(1,713)	(1,299)
Accounts payable	(1,667)	3,828
Accrued liabilities	(13,842)	(8,705)
Income taxes payable	58	2,223
Other long-term liabilities	350	80
Net cash provided by operating activities	5,591	895

Cash flows from investing activities:
Cash paid for acquisitions	(5,890)	(13,529)
Capital expenditures	(2,492)	(6,365)
Other, net	—	635
Net cash used for investing activities	(8,382)	(19,259)

Cash flows from financing activities:
Net borrowings under senior credit facility	8,000	21,400
Other long-term borrowings	545	—
Proceeds from the sale of common stock	100	—
Principal payments on term debt, capitalized leases and other debt	(4,567)	(3,035)
Deferred financing costs	(1,663)	(580)
Repurchase of common stock and options	(368)	—
Other, net	(99)	(93)
Net cash provided by financing activities	1,948	17,692

Effect of foreign currency translation on cash	44	9

Net decrease in cash and cash equivalents	(799)	(663)
Cash and cash equivalents at beginning of period	9,794	8,199
Cash and cash equivalents at end of period	$8,995	$7,536

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

Note 2.           Accounting Pronouncements

Accounting Pronouncements Adopted January 1, 2002

SFAS No. 141 and 142

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Adoption of these accounting pronouncements resulted in the following:

•                            Reassessment of Useful Lives of Intangible Assets.  The reassessment of the useful lives of intangible assets acquired on or before June 30, 2001 was completed during the first quarter of fiscal 2002.  The remaining useful lives were deemed appropriate.

•                            Reclassification of Intangible Assets.  Intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill were reclassified to goodwill.

•                            Discontinuance of Goodwill Amortization.  Goodwill is deemed to be an indefinite-lived asset.  As a result, and in accordance with SFAS No. 142, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.

During the second quarter of fiscal 2002, the Company completed the first step of the required transitional impairment testing of goodwill recorded at January 1, 2002 associated with adopting SFAS No. 142.  The results indicate potential impairment in reporting units within the Specialty Avionics and Systems Integration business segments.  The second step of the transitional impairment testing, which is required to be performed to measure the amount of impairment losses, if any, will be completed no later than December 31, 2002.  The transitional impairment losses, if any, will be reflected as a cumulative effect of a change in accounting principle as of January 1, 2002.

A reconciliation of reported net income (loss) to net income (loss) adjusted to reflect the impact of the discontinuance of the amortization of goodwill and other intangible assets is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Reported net income (loss)	$(3,365)	$870	$(4,349)	$2,143
Add back goodwill and assembled workforce amortization, net of tax	—	2,870	—	5,751
Adjusted net income (loss)	$(3,365)	$3,740	$(4,349)	$7,894

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

Recently Issued Accounting Pronouncement

SFAS No. 145

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  The Company believes this new standard will not have an impact on its business, consolidated financial position, results of operations or cash flow.

SFAS No. 146

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred.  In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded.  The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.

The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The Company believes SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity and the timing of the related estimated cash flows.

Note 3.           Restructuring, Asset Impairment and Other Nonrecurring Charges

During the three months and six months ended June 30, 2002 and 2001, the Company recorded restructuring, asset impairment and other nonrecurring pre-tax charges related to two restructuring plans as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Restructuring plan:
2002 Seat Manufacturing Facilities Restructuring	$2,251	$—	$6,294	$—
2001 Restructuring and Asset Impairment Charges	5,415	3,902	5,415	3,902
Total pre-tax charges	$7,666	$3,902	$11,709	$3,902

Charged to operations:
Cost of sales	$4,732	$3,902	$5,946	$3,902
Selling, general and administrative expenses	2,934	—	5,763	—
Total pre-tax charges	$7,666	$3,902	$11,709	$3,902

Components of charges:
Cash charges	$4,901	$3,902	$5,799	$3,902
Noncash charges	2,765	—	5,910	—
Total pre-tax charges	$7,666	$3,902	$11,709	$3,902

2002 Seat Manufacturing Facilities Restructuring

In first quarter of fiscal 2002, the Company announced it would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  In connection with this restructuring plan, the Company recorded nonrecurring pre-tax charges to operations totaling $6,294,000 during 2002 for restructuring and asset impairment charges and other related expenses.  The restructuring and asset impairment charges and other related expenses are comprised of the following:

•                            Inventory and Accounts Receivable Write-Downs.  In connection with the consolidation of all production, the Company will discontinue manufacturing certain products, principally those which overlap.  Inventory and certain receivables related to the discontinued products were written down to net realizable value.

•                            Impairment of Long-Lived Assets.  The restructuring plan resulted in the impairment of property and equipment and, accordingly, these assets were written down to their net realizable value.

•                            Severance and Other Compensation Costs.  Approximately 115 employees have been or will be terminated in connection with the permanent closure of the manufacturing facilities.

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

•                            Other Nonrecurring Restructuring-Related Expenses.  Other expenses pertain to FAA retesting and recertification of products manufactured at a different facility, moving, transportation and travel costs and shutdown / startup costs.

The Company substantially completed the restructuring during the second quarter of fiscal 2002.  The components of the restructuring, assets impairment and other nonrecurring charges are as follows:

				Balance at June 30, 2002
	Total Charges	Amounts Incurred
(In thousands)		Noncash	Cash
	(Unaudited)
Restructuring and assets impairment charges:
Inventory and accounts receivable write-downs	$2,200	$(2,200)	$—	$—
Impairment of property and equipment	1,374	(1,374)	—	—
Severance and other compensation costs	450	—	(450)	—
Lease termination and other related costs	300	—	—	300
Total restructuring and asset impairment charges	4,324	$(3,574)	$(450)	$300

Other nonrecurring restructuring-related expenses	1,970
Total pre-tax charges	$6,294

The remaining balance of restructuring costs includes lease termination and other exit costs.  The manufacturing facilities were closed during June 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2001 Restructuring and Asset Impairment Charges

During the second quarter of fiscal 2001, the Company adopted a restructuring plan to realign aircraft furniture production programs among its manufacturing facilities.  In addition, and in response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  These plans primarily affected the Company’s Cabin Management and Specialty Avionics Groups.

In connection with these restructuring plans, the Company recorded nonrecurring pre-tax charges to operations of $28,658,000 in fiscal 2001 ($3,902,000 million during the three months and six months ended June 30, 2001), of which $22,058,000 were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  As of December 31, 2001, $27,049,000 had been incurred and the remaining $1,609,000 was reflected as an accrued liability.

Due to the ongoing weakness of the corporate/VIP aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, the Company recorded additional nonrecurring pre-tax charges to operations totaling $5,415,000 during 2002 for restructuring and asset impairment charges and other related expenses.

The restructuring and asset impairment charges and other related expenses are comprised of the following:

•       Impairment of Long-Lived Assets.  The permanent closure of the manufacturing facility resulted in the impairment of property and equipment and, accordingly, these assets were written down to their estimated net realizable value.  Net realizable values were based on estimated current market values and the actual losses could exceed these estimates.

•         Excess Inventory Write-Downs.  Inventory was further written down to net realizable value for quantities on hand exceeding current and forecast order backlog requirements.

•         Other Nonrecurring Restructuring-Related Charges.  Other expenses pertain to provisions for estimated losses on uncompleted long-term contracts aggregating $2,577,000 and other nonrecurring charges.

The components of the charges and amounts incurred during the six months ended June 30, 2002 are as follows:

	Balance at December 31, 2001	(Unaudited)
					Balance at June 30, 2002
		Total Charges	Amounts Incurred
(In thousands)			Noncash	Cash

Severance and other compensation costs	$1,185	$—	$—	$(861)	$324
Lease termination and other related costs	424	—	—	(207)	217
Impairment of property and equipment	—	1,756	(1,756)	—	—
Excess inventory write-downs	—	580	(580)	—	—
Total restructuring and assets impairment charges	$1,609	2,336	$(2,336)	$(1,068)	$541

Other nonrecurring restructuring-related charges		3,079
Total pre-tax charges		$5,415

Through June 30, 2002, severance and other compensation costs of approximately $1,700,000 have been paid, of which $861,000 was incurred during the six months ended June 30, 2002.  The amounts paid to date have been to manufacturing and administrative employees terminated at the manufacturing facilities being closed.  Since the September 11th terrorist attack, the Company has, in addition to the positions eliminated as a result of the 2002 plant closures described above, reduced its total workforce by approximately 500 employees, or 18.5%, as of June 2002, of which approximately 260 employees had separated as of December 31, 2001.  The Company expects to incur the remaining costs during the third quarter of fiscal 2002 when the additional manufacturing facility being closed ceases operations and the remaining personnel are terminated.

The remaining balance of restructuring costs includes lease termination and other exit costs.  The restructuring plan related to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs.

Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Note 4.           Inventories

Inventories are comprised of the following as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
(In thousands)
	(Unaudited)
Raw materials	$46,236	$50,503
Work-in-process:
Direct and indirect manufacturing costs	15,391	16,260
Program costs, principally engineering costs	12,511	10,974
Finished goods	6,126	3,089
Costs and estimated earnings in excess of billings on uncompleted contracts	4,015	5,672
Total inventories	$84,279	$86,498

Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead.  In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles that will be recovered from future sales.  Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.  In connection with the 2001 restructuring, $7,908,000 of previously inventoried program costs were determined to be unrecoverable and were charged to cost of sales during the fourth quarter of fiscal 2001; no adjustments were required during the first six months of fiscal 2002.

Total costs and estimated earnings on all uncompleted contracts as of June 30, 2002 and December 31, 2001 are comprised of the following:

(In thousands)	June 30, 2002	December 31, 2001
	(Unaudited)
Costs incurred on uncompleted contracts	$67,675	$46,757
Estimated earnings recognized	67,920	50,413
Total costs and estimated earnings	135,595	97,170
Less billings to date	(134,805)	(102,653)
Net	$790	$(5,483)

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$4,015	$5,672
Liability – Billings in excess of costs and estimated earnings (Note 6)	(3,225)	(11,155)
Net	$790	$(5,483)

Revenues and earnings for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The Company recorded a provision for estimated losses totaling $2,577,000 during the six months ended June 30, 2002 relating to uncompleted contracts at the furniture manufacturing facility being permanently closed (Note 3).

Note 5.           Other Assets

Other assets are comprised of the following as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
(In thousands)
	(Unaudited)
Goodwill	$343,279	$337,443
Identifiable intangible assets with finite useful lives	54,635	63,648
Deferred financing costs	10,571	10,204
Other non-amortizable assets	1,670	1,978
Total other assets	$410,155	$413,273

Goodwill

Changes in the carrying amount of goodwill, by business segment (Note 12), for the six months ended June 30, 2002 and the year ended December 31, 2001 are as follows:

	Cabin Management Group	Specialty Avionics Group	Systems Integration Group
					Consolidated Total
(In thousands)				Corporate
Six months ended June 30, 2002:
Balance, December 31, 2001	$178,715	$126,495	$28,277	$3,956	$337,443
Reclassification of intangible assets relating to assembled workforce, net of tax, upon adoption of SFAS No. 141 and 142	3,076	1,221	386	120	4,803
Foreign currency translation	—	1,033	—	—	1,033
Balance, June 30, 2002 (Unaudited)	$181,791	$128,749	$28,663	$4,076	$343,279

Year ended December 31, 2001:
Balance, December 31, 2000	$187,797	$131,472	$32,982	$4,105	$356,356
Amortization during the period	(6,640)	(4,709)	(1,180)	(149)	(12,678)
Impairment losses recognized	(5,058)	—	(3,525)	—	(8,583)
Contingent consideration earned, including acquisition related expenses	3,832	—	—	—	3,832
Cash received from sellers, net of additional liabilities recorded, upon settlement of asserted claims	(1,216)	—	—	—	(1,216)
Foreign currency translation	—	(268)	—	—	(268)
Balance, December 31, 2001	$178,715	$126,495	$28,277	$3,956	$337,443

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of June 30, 2002 and December 31, 2001:

	June 30, 2002 (Unaudited)			December 31, 2001
		Accumulated Amortization			Accumulated Amortization
(In thousands)	Cost		Net	Cost		Net

FAA certifications	$45,816	$(10,012)	$35,804	$45,816	$(8,485)	$37,331
Engineering drawings	14,619	(3,303)	11,316	14,617	(2,816)	11,801
Assembled workforce	—	—	—	11,499	(4,535)	6,964
Other identifiable intangibles	13,073	(5,558)	7,515	12,293	(4,741)	7,552
Total identifiable intangibles	$73,508	$(18,873)	$54,635	$84,225	$(20,577)	$63,648

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2006 is as follows: 2002 – $5,601,000; 2003 – $5,574,000; 2004 – $5,521,000; 2005 – $5,521,000; and 2006 – $4,423,000.

Note 6.           Accrued Liabilities

Accrued liabilities are comprised of the following as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
(In thousands)
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$10,005	$17,179
Accrued interest	7,216	4,692
Accrued warranty costs	5,819	4,227
Billings in excess of costs and estimated earnings on uncompleted contracts	3,225	11,155
Customer advances and deposits	885	3,260
Acquisition related contingent consideration	—	6,904
Other accrued liabilities	9,851	9,209
Total accrued liabilities	$37,001	$56,626

Note 7.           Long-Term Debt

Long-term debt includes the following amounts as of June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001
(In thousands)
	(Unaudited)
Senior credit facility:
Revolving line of credit	$20,000	$12,000
Term loans	272,963	275,706

12% senior subordinated notes	100,000	100,000

Capital lease obligations and term debt financing, secured by property and equipment	10,686	10,745

Other indebtedness	939	1,799
Total long-term debt	404,588	400,250
Less current portion	(17,609)	(13,899)
Long-term debt, less current portion	$386,979	$386,351

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

Note 8.           Income Taxes

For the three months and six months ended June 30, 2002, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and minority interest in preferred stock of subsidiary which is not deductible for income tax purposes.

For the three months and six months ended June 30, 2001, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization and minority interest in preferred stock of subsidiary.  Prior to the January 1, 2002 adoption of SFAS No. 142, goodwill was amortized for financial reporting purposes.

During the six months ended June 30, 2002, the Company reclassified to long-term approximately $4,000,000 of loss carryforwards classified as current at December 31, 2001 to reflect the portion of the carryforwards the Company does not expect to utilize during the 2002 fiscal year.

Note 9.           Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the six months ended June 30, 2002.

	DeCrane Aircraft 16% Preferred Stock				DeCrane Holdings 14% Preferred Stock
	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value

(In thousands, except share and per share data)

Balance, December 31, 2001	316,330	$31,633	$(3,393)	$28,240	342,417	$54,223
Accrued dividends and redemption value accretion	25,812	2,581	234	2,815	—	—
Noncash dividend accretion	—	—	—	—	—	3,862
Balance, June 30, 2002 (Unaudited)	342,142	$34,214	$(3,159)	$31,055	342,417	$58,085

Per share liquidation value as of June 30, 2002 (Unaudited)		$100.00				$169.63

DeCrane Aircraft’s 16% preferred stock is reflected as minority interest in preferred stock of subsidiary in the consolidated financial statements.

DeCrane Aircraft 16% Mandatorily Redeemable Preferred Stock

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 16% per annum.  Prior to June 30, 2005, DeCrane Aircraft may, at its option, pay dividends either in cash or by the issuance of additional shares of preferred stock.  Since the preferred stock issuance date on June 30, 2000, DeCrane Aircraft has elected to issue additional shares in lieu of cash dividends; such shares are reflected as a component of minority interest in preferred stock of subsidiary.

DeCrane Holdings 14% Mandatorily Redeemable Preferred Stock

Holders of the preferred stock are entitled to receive, when, as and if declared, dividends at a rate equal to 14% per annum.  Prior to September 30, 2005, dividends are not paid in cash but instead accrete to the liquidation value of the preferred stock, which, in turn, increases the redemption obligation.

Note 9.           Capital Structure (Continued)

Common Stock, Stock Options Exercised and Notes Receivable for Shares Sold

During the six months ended June 30, 2002, DeCrane Holdings repurchased and canceled 18,743 common shares from former members of DeCrane Aircraft management.  The former management members also elected to exercise 9,252 vested stock options on a cashless basis.  The $14,000 income tax benefit associated with the stock options exercised was also credited to additional paid-in capital.  In connection with the repurchase, a note receivable collateralized by the repurchased common stock was repaid.

DeCrane Holdings also sold 3,704 common shares for $100,000 during the six months ended June 30, 2002.

Note 10.         Commitments and Contingencies

Litigation

As part of its investigation of the crash Swissair Flight 111 off the Canadian coast on September 2, 1998, the Canadian Transportation Safety Board (the “CTSB”) notified the Company that they recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair’s aircraft by one of the Company’s subsidiaries.  The Company is fully cooperating with the CTSB and has been advised that the CTSB intends to issue a final report on its investigation in February, 2003.  The Company believes that no evidence exists that would indicate the equipment installed by its subsidiary malfunctioned or failed during the flight.  Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against the Company, and many other unaffiliated parties, including Swissair and Boeing.  The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system.  The actions seek compensatory and punitive damages and costs in an unstated amount.  All of the actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pretrial proceedings.  The Company intends to defend the claims vigorously.

The Company and its subsidiaries are also involved in other routine legal and administrative proceedings incident to the normal conduct of business.  Management believes the ultimate disposition of all such matters will not have a material adverse effect on the Company’s business, consolidated financial position, results of operations or cash flows.

Contingent Acquisition Consideration

The Company’s remaining maximum contingent acquisition consideration payment obligation is $600,000 as of June 30, 2002.  The contingent consideration is payable based upon an acquired company’s level of attainment of its defined performance criteria for the year ending December 31, 2002 and excludes amounts earned and recorded through December 31, 2001.  The contingent consideration, if any, is payable during the first quarter of fiscal 2003.

Note 11.         Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows:

	Six Months Ended June 30,
(In thousands)	2002	2001
	(Unaudited)
Components of cash paid for acquisitions:
Contingent consideration paid for previously completed acquisitions	$5,826	$17,075
Cash purchase price reductions received as a result of settling asserted claims against the sellers	—	(3,718)
Additional acquisition related expenses	64	172
Total cash paid for acquisitions	$5,890	$13,529

During the six months ended June 30, 2001, the Company received cash of $3,718,000 in settlement of claims for breach of representation and warranty provisions contained in the purchase agreements asserted against the sellers of two companies acquired in 2000. The settlement agreement also clarified the calculation of the contingent consideration provisions of the purchase agreement and further provided that the Company pay in 2002 a minimum of $2,750,000 of previously contingent consideration for the year ending December 31, 2001. The $2,750,000 minimum contingent consideration was paid during the six months ended June 30, 2002.

Note 12.         Business Segment Information

The Company supplies products and services to the aerospace industry.  The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that develop, manufacture and sell distinct products and services.  The groups and a description of their businesses are as follows:

•                       Cabin Management — provides interior cabin components for the corporate/VIP aircraft market, including cabin interior furnishings, cabin management and entertainment systems, seating and composite components;

•                       Specialty Avionics — designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

•                       Systems Integration — provides auxiliary fuel tanks, auxiliary power units and system integration services.

Management utilizes more than one measurement to evaluate group performance and allocate resources, however, management considers EBITDA to be the primary measurement of overall economic returns and cash flows.  Management defines EBITDA as earnings before interest, income taxes, depreciation and amortization, acquisition related charges and other noncash, nonoperating and nonrecurring charges.  This is consistent with the manner in which lenders and ultimate investors measure the Company’s overall performance.

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

The tables below summarize selected financial data by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Revenues:
Cabin Management	$48,232	$53,932	$94,099	$105,291
Specialty Avionics	25,039	31,824	50,383	63,097
Systems Integration	13,223	17,761	28,300	34,495
Inter-group elimination (1)	(162)	(737)	(287)	(952)
Consolidated totals	$86,332	$102,780	$172,495	$201,931

EBITDA:
Cabin Management	$1,376	$9,690	$4,794	$23,088
Specialty Avionics	6,691	9,402	13,702	17,229
Systems Integration	4,096	4,778	8,392	8,874
Corporate (2)	(1,629)	(1,365)	(3,187)	(3,301)
Inter-group elimination (3)	(111)	(99)	—	(99)
Consolidated totals (4)	$10,423	$22,406	$23,701	$45,791

Adjusted EBITDA (5):
Cabin Management	$9,042	$13,592	$16,503	$26,990
Specialty Avionics	6,691	9,402	13,702	17,229
Systems Integration	4,096	4,778	8,392	8,874
Corporate	(1,629)	(1,365)	(3,187)	(3,301)
Inter-group elimination	(111)	(99)	—	(99)
Consolidated totals	$18,089	$26,308	$35,410	$49,693

	June 30,
(In thousands)	2002	2001
	(Unaudited)
Total assets (as of period end):
Cabin Management	$297,006	$320,619
Specialty Avionics	209,676	225,199
Systems Integration	76,123	78,498
Corporate (6)	39,304	41,014
Inter-group elimination (7)	(122)	(197)
Consolidated totals	$621,987	$665,133

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                      Reflects elimination of the effect of inter-group profits in inventory.

(4)           The table below reconciles consolidated EBITDA to income from operations and income before income taxes.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Consolidated EBITDA	$10,423	$22,406	$23,701	$45,791
Depreciation and amortization (a)	(4,258)	(8,153)	(8,654)	(15,848)
Acquisition related charges not capitalized	(468)	(22)	(478)	(103)
Other noncash charges	(84)	(46)	(138)	(236)
Consolidated income from operations	5,613	14,185	14,431	29,604

Interest expense	(8,195)	(9,875)	(16,158)	(20,330)
Minority interest in preferred stock of subsidiary	(1,433)	(1,241)	(2,815)	(2,440)
Other expenses, net	(239)	(12)	(385)	(117)
Consolidated income (loss) before income taxes	$(4,254)	$3,057	$(4,927)	$6,717

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Depreciation and amortization of long-lived assets	$4,258	$8,153	$8,654	$15,848
Amortization of deferred financing costs	707	524	1,296	1,077
Consolidated depreciation amortization	$4,965	$8,677	$9,950	$16,925

(5)                                  Reflects EBITDA before Cabin Management’s restructuring, asset impairment and other nonrecurring charges (Note 3) of:

•                  $7,666,000 and $11,709,000 for the three months and six months ended June 30, 2002, respectively, and

•                  $3,902,000 the three months and six months ended June 30, 2001.

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

(4)          Elimination of equity in earnings of subsidiaries.

Balance Sheets

	June 30, 2002 (Unaudited)
	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
(In thousands)

Assets

Current assets:
Cash and cash equivalents	$8,496	$98	$401	$—		$8,995
Accounts receivable, net	—	47,766	1,510	—		49,276
Inventories	—	82,815	1,464	—		84,279
Other current assets	12,074	1,903	272	—		14,249
Total current assets	20,570	132,582	3,647	—		156,799

Property and equipment, net	2,930	49,689	2,414	—		55,033
Other assets, principally intangibles, net	15,804	383,760	10,591	—		410,155
Investments in subsidiaries	406,475	20,641	100,481	(527,597	)(1)	—
Intercompany receivables	267,907	143,017	4,887	(415,811	)(2)	—
Total assets	$713,686	$729,689	$122,020	$(943,408)		$621,987

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,659	$1,943	$7	$—		$17,609
Other current liabilities	15,996	37,438	1,220	—		54,654
Total current liabilities	31,655	39,381	1,227	—		72,263

Long-term debt	377,710	9,269	—	—		386,979
Intercompany payables	143,017	272,794	—	(415,811	)(2)	—
Other long-term liabilities	32,300	1,938	202	—		34,440

Minority interest in preferred stock of subsidiary	31,055	—	—	—		31,055
Mandatorily redeemable preferred stock	—	—	58,085	—		58,085

Stockholders’ equity:
Paid-in capital	116,806	336,986	86,843	(471,764	)(1)	68,871
Retained earnings (deficit)	(18,857)	69,489	(23,806)	(55,833	)(1)	(29,007)
Accumulated other
comprehensive loss	—	(168)	(531)	—		(699)
Total stockholders’ equity	97,949	406,307	62,506	(527,597)		39,165
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$713,686	$729,689	$122,020	$(943,408)		$621,987

	December 31, 2001

(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$9,641	$(92)	$245	$—		$9,794
Accounts receivable, net	—	56,973	1,478	—		58,451
Inventories	—	84,864	1,634	—		86,498
Other current assets	15,153	1,138	331	—		16,622
Total current assets	24,794	142,883	3,688	—		171,365

Property and equipment, net	3,355	55,152	2,566	—		61,073
Other assets, principally intangibles, net	15,348	388,269	9,656	—		413,273
Investments in subsidiaries	403,786	20,697	105,146	(529,629	)(1)	—
Intercompany receivables	256,360	121,030	4,300	(381,690	)(2)	—
Total assets	$703,643	$728,031	$125,356	$(911,319)		$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,839	$2,054	$6	$—		$13,899
Other current liabilities	24,849	49,854	1,107	—		75,810
Total current liabilities	36,688	51,908	1,113	—		89,709

Long-term debt	376,392	9,959	—	—		386,351
Intercompany payables	120,998	260,660	32	(381,690	)(2)	—
Other long-term liabilities	38,847	1,806	382	—		41,035

Minority interest in preferred stock of subsidiary	28,240	—	—	—		28,240
Mandatorily redeemable preferred stock	—	—	54,223	—		54,223

Stockholders’ equity:
Paid-in capital	119,801	336,986	91,021	(474,895	)(1)	72,913
Retained earnings (deficit)	(17,323)	66,800	(19,401)	(54,734	)(1)	(24,658)
Accumulated other comprehensive loss	—	(88)	(2,014)	—		(2,102)
Total stockholders’ equity	102,478	403,698	69,606	(529,629)		46,153
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$703,643	$728,031	$125,356	$(911,319)		$645,711

Statements of Operations

	Six Months Ended June 30, 2002 (Unaudited)
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
(In thousands)	Issuer

Revenues	$—	$170,541	$4,937	$(2,983	)(3)	$172,495
Cost of sales	—	123,795	4,130	(2,983	)(3)	124,942

Gross profit	—	46,746	807	—		47,553

Selling, general and administrative expenses	4,273	25,325	693	—		30,291
Amortization of intangible assets	—	2,830	1	—		2,831
Interest expense	15,682	473	3	—		16,158
Minority interest in preferred stock of subsidiary	—	—	2,815	—		2,815
Intercompany charges	(14,310)	14,310	—	—		—
Equity in (earnings) loss of subsidiaries	(2,689)	(43)	1,534	1,198	(4)	—
Other expenses, net	174	54	157	—		385
Provision for income taxes (benefit)	(1,596)	1,108	(90)	—		(578)

Net income (loss)	$(1,534)	$2,689	$(4,306)	$(1,198)		$(4,349)

	Six Months Ended June 30, 2001 (Unaudited)
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
(In thousands)	Issuer

Revenues	$—	$200,161	$5,810	$(4,040	)(3)	$201,931
Cost of sales	—	133,334	5,016	(4,040	)(3)	134,310

Gross profit	—	66,827	794	—		67,621

Selling, general and administrative expenses	4,361	23,293	442	—		28,096
Amortization of intangible assets	101	9,618	202	—		9,921
Interest expense	19,786	531	13	—		20,330
Minority interest in preferred stock of subsidiary	—	—	2,440	—		2,440
Intercompany charges	(10,581)	10,581	—	—		—
Equity in earnings of subsidiaries	(11,973)	(214)	(4,583)	16,770	(4)	—
Other expenses (income), net	161	81	(125)	—		117
Provision for income taxes (benefit)	(6,438)	10,964	48	—		4,574

Net income	$4,583	$11,973	$2,357	$(16,770)		$2,143

Statements of Cash Flows

	Six Months Ended June 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net income (loss)	$(1,534)	$2,689	$(4,306)	$(1,198	)(4)	$(4,349)
Noncash adjustments:
Equity in (earnings) loss of subsidiaries	(2,689)	(43)	1,534	1,198	(4)	—
Other noncash adjustments	834	13,848	3,164	—		17,846
Changes in working capital	4,974	(12,662)	(218)	—		(7,906)
Net cash provided by operating activities	1,585	3,832	174	—		5,591

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,890)	—	—	—		(5,890)
Capital expenditures	(46)	(2,384)	(62)	—		(2,492)
Return of capital from subsidiary, net	—	—	268	(268	)(1)	—
Net cash provided by (used for) investing activities	(5,936)	(2,384)	206	(268)		(8,382)

Cash flows from financing activities:
Net senior credit facility borrowings	8,000	—	—	—		8,000
Other long-term borrowings	—	545	—	—		545
Principal payments on long-term debt and leases	(2,863)	(1,704)	—	—		(4,567)
Deferred financing costs	(1,663)	—	—	—		(1,663)
Other, net	(268)	(99)	(268)	268	(1)	(367)
Net cash provided by (used for) financing activities	3,206	(1,258)	(268)	268		1,948

Effect of foreign currency translation on cash	—	—	44	—		44

Net increase (decrease) in cash and equivalents	(1,145)	190	156	—		(799)
Cash and equivalents at beginning of period	9,641	(92)	245	—		9,794

Cash and equivalents at end of period	$8,496	$98	$401	$—		$8,995

	Six Months Ended June 30, 2001 (Unaudited)
		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total
(In thousands)	Issuer

Cash flows from operating activities:
Net income	$4,583	$11,973	$2,357	$(16,770	)(4)	$2,143
Noncash adjustments:
Equity in earnings of subsidiaries	(11,973)	(214)	(4,583)	16,770	(4)	—
Other noncash adjustments	3,457	14,902	3,009	—		21,368
Changes in working capital	(1,686)	(20,293)	(637)	—		(22,616)
Net cash provided by (used for) operating activities	(5,619)	6,368	146	—		895

Cash flows from investing activities:

Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(109)	(5,135)	(486)	—		(5,730)
Net cash used for investing activities	(13,638)	(5,135)	(486)	—		(19,259)
Cash flows from financing activities:
Net senior credit facility borrowings	21,400	—	—	—		21,400
Principal payments on term debt, capitalized leases and other debt	(1,827)	(1,197)	(11)	—		(3,035)
Deferred financing costs	(580)	—	—	—		(580)
Other, net	—	(93)	—	—		(93)
Net cash provided by (used for) financing activities	18,993	(1,290)	(11)	—		17,692

Effect of foreign currency translation on cash	—	—	9	—		9

Net decrease in cash and equivalents	(264)	(57)	(342)	—		(663)
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$7,289	$176	$71	$—		$7,536

ITEM 2.                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: commercial, regional and corporate/VIP aircraft.  Currently, we provide a minimal amount of products and services to the military aircraft market and are therefore relatively unaffected by defense spending and other factors affecting that market.

The September 11, 2001 terrorist attack on the United States and weak global economic conditions are adversely impacting the commercial airline industry and, in turn, are having an unfavorable impact upon that portion of our business.  The commercial and regional original equipment and aftermarket/retrofit portions of our business are currently estimated at approximately 31% of our revenues.

In addition, an estimated 60% of our revenues are currently derived from the corporate/VIP aircraft original equipment and aftermarket/retrofit business.  The weak global economic conditions have negatively impacted this portion of our business as well, although not as severely as the commercial market.  The remaining 9% of our revenues are derived from the military aircraft and other markets.

In response to these adverse conditions, we announced and implemented a restructuring plan in December 2001 designed to reduce expenses and conserve working capital.  This plan includes permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  During the first quarter of fiscal 2002, we also announced we would consolidate the production of four Cabin Management manufacturing facilities into two facilities, resulting in the permanent closure of two additional facilities.  During the second quarter of fiscal 2002, we also announced we would permanently close the temporarily idled manufacturing facility.  See “—Restructuring, Asset Impairment and Other Nonrecurring Charges” below for additional information.

We believe the commercial aircraft portion of our business will experience significant weakness during 2002 and 2003, with potential recovery occurring during 2004 or 2005.  We also believe the corporate/VIP aircraft portion of our business will experience somewhat more moderate weakness during 2002 and 2003 with aircraft deliveries recovering in 2004 and continuing growth thereafter.

Results of Operations

Our results of operations for the three months and six months ended June 30, 2002 and 2001 have been affected by restructuring, asset impairment and other nonrecurring charges relating to our 2001 and 2002 restructuring plans.  These restructuring charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Nonrecurring Charges” below.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Revenues.  Revenues decreased $16.4 million, or 16.0%, to $86.4 million for the three months ended June 30, 2002 from $102.8 million for the three months ended June 30, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(5.7)	(10.5)%
Specialty Avionics	(6.8)	(21.3)
Systems Integration	(4.5)	(25.6)
Inter-group elimination	0.6
Total	$(16.4)

Cabin Management.  Revenues decreased by $5.7 million, or 10.5% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the adverse impact the weak global economic conditions are having on the corporate/VIP aircraft market in 2002 versus 2001 as follows:

•                  a $2.3 million decrease in aircraft furniture and related products revenues;

•                  a $3.2 million decrease in cabin management and entertainment systems revenues; and

•                  a $1.4 million decrease in seating products revenues; offset by

•                  a $1.2 million increase in other product and services revenues.

Specialty Avionics.  Revenues decreased by $6.8 million, or 21.3% compared to the prior year, due to decreases in commercial aircraft production affecting the following product lines:

•                  a $4.1 million volume decrease in interconnect products; and

•                  a $2.7 million decrease in cockpit audio, communications, lighting and power and control devices revenues.

Systems Integration.  Revenues decreased by $4.5 million, or 25.6% compared to the prior year, due to:

•                  a $2.3 million decrease in the commercial aircraft systems integration engineering services we provide in the aftermath of September 11th; and

•                  a $2.2 million decrease resulting from reduced production and delivery of corporate/VIP aircraft auxiliary fuel tanks.

Gross profit.  Gross profit decreased $10.8 million, or 33.0%, to $21.8 million for the three months ended June 30, 2002.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(6.0)	(43.8)%
Specialty Avionics	(3.7)	(30.4)
Systems Integration	(1.1)	(15.7)
Inter-group elimination	—
Total	$(10.8)

Gross profit is reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $4.7 million for the three months ended June 30, 2002 and $3.9 million for the same period last year.  Excluding these charges, gross profit decreased $10.0 million, or 27.4%, to $26.5 million for the three months ended June 30, 2002 compared to $36.5 million for the same period last year and gross profit as a percent of revenues was 30.7% for the three months ended June 30, 2002 compared to 35.5% for the same period last year.

Cabin Management.  Gross profit decreased by $6.0 million, or 43.8% compared to prior year, primarily due to:

•                  a $3.5 million decrease in profit margins associated with lower volume for our corporate/VIP aircraft furniture and seating products;

•                  a $1.7 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; and

•                  a $0.8 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans.

Specialty Avionics.  Gross profit decreased by $3.7 million, or 30.4% compared to the prior year, due to:

•                  a $2.1 million decrease related to lower volume for our cockpit audio, communications, lighting and power and control devices products; and

•                  a $1.6 million decrease caused by lower volume for our interconnect products.

Systems Integration.  Gross profit decreased by $1.1 million, or 15.7% compared to the prior year, due to lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.4 million, or 10.1%, to $14.8 million for the three months ended June 30, 2002, from $13.4 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$2.4	45.8%
Specialty Avionics	(1.1)	(28.5)
Systems Integration	(0.4)	(16.6)
Corporate	0.5
Total	$1.4

SG&A expenses includes restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $3.0 million for the three months ended June 30, 2002.  Excluding these charges, SG&A expenses decreased $1.6 million, or 11.9%, to $11.8 million for the three months ended June 30, 2002 compared to $13.4 million for the same period last year and SG&A expenses as a percent of revenues was 13.7% for the three months ended June 30, 2002 compared to 13.0% for the same period last year.

Cabin Management.  SG&A expenses increased by $2.4 million, or 45.8% over the prior year, due to:

•                  a $3.0 million increase caused by restructuring charges relating to our 2001 and 2002 restructuring plans; offset by

•                  a $0.6 million decrease in expenses as a result of cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions.

Specialty Avionics.  SG&A expenses decreased by $1.1 million, or 28.5% compared the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Systems Integration.  SG&A expenses decreased by $0.4 million, or 16.6% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Corporate.  SG&A expenses increased by $0.5 million compared to the prior year, primarily due to higher insurance and employee benefit costs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $3.9 million to $4.3 million for the three months ended June 30, 2002 compared to $8.2 million for the same period in 2001, primarily resulting from the adoption of new accounting standards.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $3.5 million for the three months ended June 30, 2001, which includes $0.4 million of assembled workforce amortization, now deemed part of goodwill.

Excluding the effect of the accounting change, depreciation and amortization decreased $0.4 million as a result of lower depreciable costs resulting from the impairment of long-lived assets recorded during the fourth quarter of fiscal 2001 and 2002, partially offset by additional depreciation resulting from capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $12.0 million, or 53.5%, to $10.4 million for the three months ended June 30, 2002, from $22.4 million for the same period last year.  Operating income decreased $8.6 million to $5.6 million for the three months ended June 30, 2002, from $14.2 million for the same period last year.  EBITDA and operating income changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent
EBITDA:
Cabin Management	$(8.3)	(85.8)%
Specialty Avionics	(2.7)	(28.8)
Systems Integration	(0.7)	(14.3)
Corporate	(0.3)	(19.4)
Inter-group elimination	—
Total EBITDA	(12.0)

Depreciation and amortization	3.9
Other noncash and acquisition related charges	(0.5)
Total operating income	$(8.6)

EBITDA and operating income are reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $7.7 million for the three months ended June 30, 2002 and $3.9 million for the same period last year.  Excluding these charges, EBITDA decreased $8.2 million, or 31.2%, to $18.1 million for the three months ended June 30, 2002 compared to $26.3 million for the same period last year and EBITDA as a percent of revenues was 20.9% for the three months ended June 30, 2002 compared to 25.6% for the same period last year.  Excluding these charges, operating income decreased $4.8 million, or 26.5%, to $13.3 million for the three months ended June 30, 2002 compared to $18.1 million for the same period last year.

Cabin Management.  EBITDA decreased by $8.3 million, or 85.8% compared to the prior year, primarily due to:

•                  a $3.8 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans;

•                  a $3.1 million decrease related principally to lower revenues in our corporate/VIP aircraft furniture seating operations; and

•                  a $1.4 million decrease resulting from lower sales volume for our cabin management and entertainment systems.

Specialty Avionics.  EBITDA decreased by $2.7 million, or 28.8% compared to the prior year, as a result of lower demand for our commercial aircraft products offset by the effect of cost reduction programs implemented in 2001 and a favorable shift in product mix.

Systems Integration.  EBITDA decreased by $0.7 million, or 14.3% over the prior year, due to lower sales volume partially offset by reduced SG&A spending resulting from workforce reductions.

Interest expense.  Interest expense decreased $1.7 million, or 17.2%, to $8.2 million for the three months ended June 30, 2002 compared to $9.9 million for the same period last year due almost entirely to lower average interest rates charged by our lenders during 2002.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.2 million to $1.4 million for the three months ended June 30, 2002 compared to $1.2 million for the same period last year.  Minority interest reflects the accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

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

Net income (loss).  Net income decreased $4.2 million to a net loss of $3.4 million for the three months ended June 30, 2002 compared to net income of $0.8 million for the same period last year.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $4.5 million to a net loss of $5.3 million for the three months ended June 30, 2002 compared to a net loss of $0.8 million for the same period last year.  The increase in the net loss applicable to our common stockholders is attributable to:

•                  a $4.2 million net loss increase, which is net of a $0.2 million increase in the charge for minority interest in preferred stock of subsidiary; and

•                  a $0.3 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock resulting from the quarterly compounding of the dividends accreted.

Bookings.  Bookings decreased $35.4 million, or 32.0%, to $75.3 million for the three months ended June 30, 2002 compared to $110.7 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all three of our business segments.

Backlog at end of period.  Backlog decreased $18.2 million to $131.7 million as of June 30, 2002 compared to $149.9 million as of December 31, 2001.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenues.  Revenues decreased $29.4 million, or 14.6%, to $172.5 million for the six months ended June 30, 2002 from $201.9 million for the six months ended June 30, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(11.2)	(10.6)%
Specialty Avionics	(12.7)	(20.1)
Systems Integration	(6.2)	(18.0)
Inter-group elimination	0.7
Total	$(29.4)

Cabin Management.  Revenues decreased by $11.2 million, or 10.6% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the adverse impact the weak global economic conditions are having on the corporate/VIP aircraft market in 2002 versus 2001 as follows:

•                  a $4.5 million decrease in aircraft furniture and related products revenues;

•                  a $6.2 million decrease in cabin management and entertainment systems revenues; and

•                  a $3.7 million decrease in seating products revenues; offset by

•                  a $3.2 million increase in other product and services revenues.

Specialty Avionics.  Revenues decreased by $12.7 million, or 20.1% compared to the prior year, due to decreases in commercial aircraft production affecting the following product lines:

•                  a $7.7 million volume decrease in interconnect products; and

•                  a $5.0 million decrease in cockpit audio, communications, lighting and power and control devices revenues.

Systems Integration.  Revenues decreased by $6.2 million, or 18.0% compared to the prior year, due to:

•                  a $4.1 million decrease in the commercial aircraft systems integration engineering services we provide in the aftermath of September 11th; and

•                  a $2.1 million decrease resulting from reduced production and delivery of corporate/VIP aircraft auxiliary fuel tanks.

Gross profit.  Gross profit decreased $20.1 million, or 29.7%, to $47.6 million for the six months ended June 30, 2002.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(13.9)	(43.7)%
Specialty Avionics	(4.7)	(21.2)
Systems Integration	(1.6)	(11.5)
Inter-group elimination	0.1
Total	$(20.1)

Gross profit is reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $5.9 million for the six months ended June 30, 2002 and $3.9 million for the same period last year.  Excluding these charges, gross profit decreased $18.0 million, or 25.2%, to $53.5 million for the six months ended June 30, 2002 compared to $71.5 million for the same period last year and gross profit as a percent of revenues was 31.0% for the six months ended June 30, 2002 compared to 35.4% for the same period last year.

Cabin Management.  Gross profit decreased by $13.9 million, or 43.7% compared to prior year, primarily due to:

•                  a $8.5 million decrease in profit margins associated with lower volume for our corporate/VIP aircraft furniture and seating products;

•                  a $3.4 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; and

•                  a $2.0 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans.

Specialty Avionics.  Gross profit decreased by $4.7 million, or 21.2% compared to the prior year, due to:

•                  a $3.0 million decrease related to lower volume for our cockpit audio, communications, lighting and power and control devices products; and

•                  a $1.7 million decrease caused by lower volume for our interconnect products.

Systems Integration.  Gross profit decreased by $1.6 million, or 11.5% compared to the prior year, due to lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.2 million, or 7.8%, to $30.3 million for the six months ended June 30, 2002, from $28.1 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$4.8	43.2%
Specialty Avionics	(1.4)	(18.9)
Systems Integration	(1.1)	(20.3)
Corporate	(0.1)
Total	$2.2

SG&A expenses includes restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $5.8 million for the six months ended June 30, 2002.  Excluding these charges, SG&A expenses decreased $3.6 million, or 12.8%, to $24.5 million for the six months ended June 30, 2002 compared to $28.1 million for the same period last year and SG&A expenses as a percent of revenues was 14.2% for the six months ended June 30, 2002 compared to 13.9% for the same period last year.

Cabin Management.  SG&A expenses increased by $4.8 million, or 43.2% over the prior year, due to:

•                  a $5.8 million increase caused by restructuring charges relating to our 2001 and 2002 restructuring plans; offset by

•                  a $1.0 million decrease in expenses as a result of cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions.

Specialty Avionics.  SG&A expenses decreased by $1.4 million, or 18.9% compared the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Systems Integration.  SG&A expenses decreased by $1.1 million, or 20.3% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Corporate.  SG&A expenses decreased by $0.1 million compared to the prior year, primarily due to workforce and travel expense reductions offset by increases in insurance and employee benefit costs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $7.2 million to $8.6 million for the six months ended June 30, 2002 compared to $15.8 million for the same period in 2001, primarily resulting from the adoption of new accounting standards.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $7.1 million for the six months ended June 30, 2001, which includes $0.8 million of assembled workforce amortization, now deemed part of goodwill.

Excluding the effect of the accounting change, depreciation and amortization decreased $0.1 million as a result of lower depreciable costs resulting from the impairment of long-lived assets recorded during the fourth quarter of fiscal 2001 and 2002, partially offset by additional depreciation resulting from capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $22.1 million, or 48.2%, to $23.7 million for the six months ended June 30, 2002, from $45.8 million for the same period last year.  Operating income decreased $15.2 million to $14.4 million for the six months ended June 30, 2002, from $29.6 million for the same period last year.  EBITDA and operating income changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

EBITDA:
Cabin Management	$(18.3)	(79.2)%
Specialty Avionics	(3.5)	(20.5)
Systems Integration	(0.5)	(5.4)
Corporate	0.1	3.4
Inter-group elimination	0.1
Total EBITDA	(22.1)

Depreciation and amortization	7.2
Other noncash and acquisition related charges	(0.3)
Total operating income	$(15.2)

EBITDA and operating income are reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $11.7 million for the six months ended June 30, 2002 and $3.9 million for the same period last year.  Excluding these charges, EBITDA decreased $14.3 million, or 28.8%, to $35.4 million for the six months ended June 30, 2002 compared to $49.7 million for the same period last year and EBITDA as a percent of revenues was 20.5% for the six months ended June 30, 2002 compared to 24.6% for the same period last year.  Excluding these charges, operating income decreased $7.4 million, or 22.1%, to $26.1 million for the six months ended June 30, 2002 compared to $33.5 million for the same period last year.

Cabin Management.  EBITDA decreased by $18.3 million, or 79.2% compared to the prior year, primarily due to:

•                  a $7.8 million decrease related principally to lower revenues in our corporate/VIP aircraft furniture and seating operations;

•                  a $7.8 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans; and

•                  a $2.7 million decrease resulting from lower sales volume for our cabin management and entertainment systems.

Specialty Avionics.  EBITDA decreased by $3.5 million, or 20.5% compared to the prior year, as a result of lower demand for our commercial aircraft products offset by the effect of cost reduction programs implemented in 2001 and 2002 and a favorable shift in product mix.

Systems Integration.  EBITDA decreased by $0.5 million, or 5.4% over the prior year, due to lower sales volume partially offset by reduced SG&A spending resulting from workforce reductions.

Interest expense.  Interest expense decreased $4.1 million, or 20.2%, to $16.2 million for the six months ended June 30, 2002 compared to $20.3 million for the same period last year due almost entirely to lower average interest rates charged by our lenders during 2002.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.4 million to $2.8 million for the six months ended June 30, 2002 compared to $2.4 million for the same period last year.  Minority interest reflects the accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

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

Net income (loss).  Net income decreased $6.4 million to a net loss of $4.3 million for the six months ended June 30, 2002 compared to net income of $2.1 million for the same period last year.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $7.0 million to a net loss of $8.2 million for the six months ended June 30, 2002 compared to a net loss of $1.2 million for the same period last year.  The increase in the net loss applicable to our common stockholders is attributable to:

•                  a $6.4 million net loss increase, which is net of a $0.4 million increase in the charge for minority interest in preferred stock of subsidiary; and

•                  a $0.6 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock resulting from the quarterly compounding of the dividends accreted.

Bookings.  Bookings decreased $66.2 million, or 30.0%, to $154.2 million for the six months ended June 30, 2002 compared to $220.4 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all three of our business segments.

Restructuring, Asset Impairment and Other Nonrecurring Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the three months and six months ended June 30, 2002 and 2001, we recorded restructuring, asset impairment and other nonrecurring pre-tax charges related to two restructuring plans. These charges, and the effect these charges had on our reported results of operations for the periods, are summarized below.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2002	2001	2002	2001

Restructuring plan:
2002 Seat Manufacturing Facilities Restructuring	$2.3	$—	$6.3	$—
2001 Restructuring and Asset Impairment Charges	5.4	3.9	5.4	3.9
Total pre-tax charges	$7.7	$3.9	$11.7	$3.9

Charged to operations:
Cost of sales	$4.7	$3.9	$5.9	$3.9
Selling, general and administrative expenses	3.0	—	5.8	—
Total pre-tax charges	$7.7	$3.9	$11.7	$3.9

Components of charges:
Cash charges	$4.9	$3.9	$5.8	$3.9
Noncash charges	2.8	—	5.9	—
Total pre-tax charges	$7.7	$3.9	$11.7	$3.9

As reported:
Gross profit	$21.8	$32.6	$47.6	$67.6
Selling, general and administrative expenses	14.8	13.4	30.3	28.1
EBITDA	10.4	22.4	23.7	45.8
Operating income	5.6	14.2	14.4	29.6
Pre-tax income (loss)	(4.3)	3.1	(4.9)	6.7

As adjusted:
Gross profit	$26.5	$36.5	$53.5	$71.5
Selling, general and administrative expenses	11.8	13.4	24.5	28.1
EBITDA	18.1	26.3	35.4	49.7
Operating income	13.3	18.1	26.1	33.5
Pre-tax income	3.4	7.0	6.8	10.6

2002 Seat Manufacturing Facilities Restructuring

In 2002, we announced we would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  In connection with this restructuring plan, we recorded nonrecurring pre-tax charges to operations totaling $6.3 million during the six months ended June 30, 2002 ($2.3 million during the three months ended June 30, 2002) for restructuring, asset impairment and other related restructuring expenses.

The restructuring and asset impairment charges and other related expenses are comprised of charges for inventory and accounts receivable write-downs, the impairment of long-lived assets, severance and lease termination costs and other restructuring-related expenses pertaining to FAA retesting and recertification, moving, transportation and travel costs and shutdown and startup costs.

The restructuring plan was substantially completed during the second quarter of fiscal 2002.  A $0.3 million restructuring reserve remains at June 30, 2002 for lease termination and other related costs.  The manufacturing facilities were closed during June 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

2001 Restructuring and Asset Impairment Charges

During the second quarter of fiscal 2001, we adopted a restructuring plan to realign aircraft furniture production programs among our manufacturing facilities.  In addition, and in response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, we announced and implemented a further restructuring plan in December 2001 designed to reduce costs and conserve working capital.  This plan included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  These plans primarily affected our Cabin Management and Specialty Avionics Groups.

In connection with these restructuring plans, we recorded nonrecurring pre-tax charges to operations of $28.7 million in fiscal 2001 ($3.9 million during the three months and six months ended June 30, 2001), of which $22.1 million were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  As of December 31, 2001, $27.1 million had been incurred and the remaining $1.6 million was reflected as an accrued liability.

Due to the ongoing weakness of the corporate/VIP aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional nonrecurring pre-tax charges to operations totaling $5.4 million during the second quarter of fiscal 2002 for restructuring and asset impairment charges and other related expenses.

At December 31, 2001, the remaining $1.6 million restructuring reserve was for severance, lease termination and other related costs.  During the six months ended June 30, 2002, we paid $1.1 million of these costs resulting in a $0.5 million restructuring reserve remaining at June 30, 2002.  We expect to incur the remaining severance costs during the third quarter of fiscal 2002 when the additional manufacturing facility being closed ceases operations and the remaining personnel are terminated.  The restructuring plan related to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Liquidity and Capital Resources

We have required cash primarily to fund acquisitions and capital expenditures and for working capital.  Historically, our principal sources of liquidity have been cash flow from operations, third party borrowings and the issuance of common and preferred stock.

Net cash provided by operating activities was $5.6 million for the six months ended June 30, 2002 and consisted of $13.5 million of cash provided by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, $8.3 million used for working capital, and $0.4 million provided by an increase in other liabilities.  The following factors contributed to the $8.3 million working capital increase:

•                  a $15.5 million net decrease in accounts payable and accrued expenses; and

•                  a $1.7 million increase in prepaid expenses and other current assets; offset by

•                  a $8.7 million accounts receivable decrease resulting from timing differences relating to progress and final billings on long-term contracts versus the associated collection and the timing of other collections; and further offset by

•                  a $0.2 million inventory decrease.

Net cash used for investing activities was $8.4 million for the six months ended June 30, 2002 and consisted of:

•                  $5.9 million of contingent acquisition consideration paid during 2002; and

•                  $2.5 million for capital expenditures.

We anticipate spending approximately $6.0 to $8.0 million for capital expenditures in 2002, which includes approximately $2.0 million for improvements to the seat manufacturing facilities that will house the combined operations of the facilities being closed in 2002.

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2002.  Cash was provided by $8.0 million of net revolving line of credit borrowings under our senior credit facility, $0.5 million of additional long-term borrowings and $0.1 million from the sale of common stock.  Cash of $6.7 million was used for principal payments on our term debt, capitalized leases and other debt, financing costs associated with amending our senior credit facility and the repurchase of stock and options from former management employees.

At June 30, 2002, senior credit facility borrowings totaling $293.0 million are at variable interest rates based on defined margins over the current prime or LIBOR rates.  At June 30, 2002, we also had $84.5 million of working capital and had $30.0 million of borrowings available under our revolving line of credit.

We are being affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  As described in “—Industry Overview and Trends,” the September 11th terrorist attack and its aftermath is having a severe adverse impact on the aerospace industry and, in turn, is having an unfavorable impact on portions of our business.  In addition, the weak global economic conditions are adversely impacting other portions of our business as well.  As described in “—Restructuring, Asset Impairment and Other Nonrecurring Charges,” we are taking measures to reduce costs and conserve working capital.

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

•                  SFAS No. 143, “Accounting for Asset Retirement Obligations;” and

•                  SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Recently Issued Accounting Pronouncement

SFAS No. 145

In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of SFAS Nos. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections.”  Among other things, SFAS No. 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations–Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” are met.  SFAS No. 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.  We believe this new standard will not have an impact on our business, consolidated financial position, results of operations or cash flow.

SFAS No. 146

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”

SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred.  In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded.  The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.

The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  We believe SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity and the timing of the related estimated cash flows.

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

Interest Rate Risk.  A significant portion of our capital structure is comprised of long-term variable and fixed-rate debt.

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or LIBOR rates.  At June 30, 2002, the current prime rate was 4.75% and the current LIBOR rate was 2.03%.  Based on $293.0 million of variable-rate debt outstanding as of June 30, 2002, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 3.03% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually.

To limit our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of June 30, 2002, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt is approximately $92.0 million at June 30, 2002.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

As part of its investigation of the crash off the Canadian coast on September 2, 1998 of Swissair Flight 111, the Canadian Transportation Safety Board ("TSB") notified us that they recovered burned wire that was attached to the in-flight entertainment system installed on some of Swissair's aircraft by one of our subsidiaries.  We are fully cooperating with the CTSB and have been advised that the CTSB intends to issue a final report on its investigation in February, 2003.  We believe that no evidence exists that would indicate the equipment installed by our subsidiary malfunctioned or failed during the flight.  Families of the 229 persons who died aboard the flight have filed actions in federal and state courts against us, and many other parties unaffiliated with us, including Swissair and Boeing.  The actions claim negligence, strict liability and breach of warranty relating to the installation and testing of the in-flight entertainment system.  The actions seek compensatory and punitive damages and costs in an unstated amount.  All of the actions have been transferred to the United States District Court for the Eastern District of Pennsylvania and assigned under MDL Case No. 1269 for coordinated or consolidated pretrial proceedings.  We intend to defend the claims vigorously.

We are party to other litigation incident to the normal course of business.  We do not believe that the outcome of all such matters in which we are currently involved will have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	3.26.1.1	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc.) **

	3.30.1	Certificate of Formation of DeCrane Cabin Interiors, LLC **

	3.30.2	Limited Liability Company Agreement of DeCrane Cabin Interiors, LLC **

	21.1	List of Subsidiaries of Registrant **

**          Previously filed

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

August 12, 2002	By:	/s/ Richard J. Kaplan
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer, Secretary and Treasurer