Form 10-Q
period 2002-09-30
DECRANE HOLDINGS CO
filed 2002-11-12
CIK 1076441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

☒ Yes     ☐ No

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of November 11, 2002 was 4,116,627 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001

Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001

Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2002

Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Industry Overview and Trends

Results of Operations

Three months ended September 30, 2002

Nine months ended September 30, 2002

Restructuring, Asset Impairment and Other Nonrecurring Charges

Liquidity and Capital Resources

Recent Accounting Pronouncements

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

Certifications

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2002	December 31, 2001
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,679	$9,794
Accounts receivable, net	40,671	58,451
Inventories	82,454	86,498
Deferred income taxes	9,691	14,063
Prepaid expenses and other current assets	3,551	2,559
Total current assets	161,046	171,365

Property and equipment, net	52,818	61,073
Other assets, principally intangibles, net	407,680	413,273
Total assets	$621,544	$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$15,422	$13,899
Accounts payable	18,199	19,051
Accrued liabilities	32,378	56,626
Income taxes payable	623	133
Total current liabilities	66,622	89,709

Long-term debt, less current portion	384,862	386,351
Deferred income taxes	26,782	33,597
Other long-term liabilities	7,522	7,438

Commitments and contingencies (Note 10)

Minority interest in preferred stock of subsidiary	32,541	28,240
Mandatorily redeemable preferred stock	60,118	54,223

Stockholders’ equity:
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of September 30, 2002 and December 31, 2001	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,116,627 and 3,914,274 shares issued and outstanding as of September 30, 2002 and December 31, 2001, respectively	41	39
Additional paid-in capital	74,229	75,542
Notes receivable for shares sold	(2,552)	(2,668)
Accumulated deficit	(27,963)	(24,658)
Accumulated other comprehensive loss	(658)	(2,102)
Total stockholders’ equity	43,097	46,153
Total liabilities and stockholders’ equity	$621,544	$645,711

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Revenues	$79,621	$102,928	$252,116	$304,859
Cost of sales	54,038	70,152	178,980	204,462

Gross profit	25,583	32,776	73,136	100,397

Operating expenses:
Selling, general and administrative expenses	11,412	13,963	41,703	42,059
Amortization of intangible assets	1,467	4,936	4,298	14,857
Total operating expenses	12,879	18,899	46,001	56,916

Income from operations	12,704	13,877	27,135	43,481

Other expenses:
Interest expense	8,685	9,654	24,843	29,984
Minority interest in preferred stock of subsidiary	1,486	1,287	4,301	3,727
Other expenses (income), net	193	(25)	578	92

Income (loss) before provision for income taxes	2,340	2,961	(2,587)	9,678
Provision for income taxes	1,296	3,386	718	7,960

Net income (loss)	1,044	(425)	(3,305)	1,718

Noncash preferred stock dividend accretion	(2,033)	(1,772)	(5,895)	(5,138)

Net loss applicable to common stockholders	$(989)	$(2,197)	$(9,200)	$(3,420)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance, December 31, 2001	3,914,274	$39	$75,542	$(2,668)	$(24,658)	$(2,102)	$46,153

Comprehensive income (loss):
Net loss	—	—	—	—	(3,305)	—	(3,305)
Translation adjustment	—	—	—	—	—	1,527	1,527
Unrealized loss on interest rate swap contract	—	—	—	—	—	(83)	(83)
							(1,861)

Sale of common stock	221,096	2	4,998	—	—	—	5,000

Repurchase of common stock and cashless exercise of options, net of related note receivable repaid	(18,743)	—	(568)	200	—	—	(368)
Tax benefit of options exercised	—	—	14	—	—	—	14

Noncash dividend accretion on preferred stock	—	—	(5,895)	—	—	—	(5,895)

Compensatory stock option expense	—	—	138	—	—	—	138

Notes receivable interest accrued	—	—	—	(84)	—	—	(84)

Balance, September 30, 2002 (Unaudited)	4,116,627	$41	$74,229	$(2,552)	$(27,963)	$(658)	$43,097

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,305)	$1,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,863	25,561
Noncash portion of restructuring and asset impairment charges	7,396	—
Minority interest in preferred stock of subsidiary	4,301	3,727
Deferred income taxes	(273)	6,801
Other, net	371	605
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	17,349	(12,243)
Inventories	1,311	(14,174)
Prepaid expenses and other assets	(1,104)	(2,684)
Accounts payable	(900)	3,832
Accrued liabilities	(18,464)	(6,809)
Income taxes payable	459	11
Other long-term liabilities	80	(143)
Net cash provided by operating activities	22,084	6,202

Cash flows from investing activities:
Cash paid for acquisitions	(5,890)	(13,529)
Capital expenditures	(3,804)	(9,794)
Other, net	—	635
Net cash used for investing activities	(9,694)	(22,688)

Cash flows from financing activities:
Net borrowings under senior credit facility	9,000	19,600
Other long-term borrowings	1,145	1,989
Proceeds from the sale of common stock	5,000	—
Principal payments on term debt, capitalized leases and other debt	(10,505)	(5,198)
Deferred financing costs	(1,663)	(580)
Repurchase of common stock and options	(368)	—
Other, net	(149)	(118)
Net cash provided by financing activities	2,460	15,693

Effect of foreign currency translation on cash	35	39

Net increase (decrease) in cash and cash equivalents	14,885	(754)
Cash and cash equivalents at beginning of period	9,794	8,199
Cash and cash equivalents at end of period	$24,679	$7,445

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

A reconciliation of reported net income (loss) to net income (loss) adjusted to reflect the discontinuance of periodic goodwill and assembled workforce amortization charges is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Reported net income (loss)	$1,044	$(425)	$(3,305)	$1,718
Add back goodwill and assembled workforce amortization, net of tax	—	2,851	—	8,602
Adjusted net income (loss)	$1,044	$2,426	$(3,305)	$10,320

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

Recently Issued Accounting Pronouncements

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

Note 3.       Restructuring, Asset Impairment and Other Nonrecurring Charges

During the three months and nine months ended September 30, 2002 and 2001, the Company recorded restructuring, asset impairment and other nonrecurring pre-tax charges related to two restructuring plans as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Restructuring plan:
2002 Seat Manufacturing Facilities Restructuring	$—	$—	$6,294	$—
2001 Restructuring and Asset Impairment Charges	1,486	—	6,901	3,902
Total pre-tax charges	$1,486	$—	$13,195	$3,902

Charged to operations:
Cost of sales	$670	$—	$6,616	$3,902
Selling, general and administrative expenses	816	—	6,579	—
Total pre-tax charges	$1,486	$—	$13,195	$3,902

Components of charges:
Cash charges	$—	$—	$5,799	$3,902
Noncash charges	1,486	—	7,396	—
Total pre-tax charges	$1,486	$—	$13,195	$3,902

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

•                  Severance and Other Compensation Costs.  Approximately 115 employees have been terminated in connection with the permanent closure of the manufacturing facilities.

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

The Company substantially completed the restructuring during the second quarter of fiscal 2002.  The components of the restructuring, assets impairment and other nonrecurring charges are as follows:

(In thousands)	Total Charges	Amounts Incurred		Balance at September 30, 2002
		Noncash	Cash
	(Unaudited)
Restructuring and assets impairment charges:
Inventory and accounts receivable write-downs	$2,200	$(2,200)	$—	$—
Impairment of property and equipment	1,374	(1,374)	—	—
Severance and other compensation costs	450	—	(450)	—
Lease termination and other related costs	300	—	(197)	103
Total restructuring and asset impairment charges	4,324	$(3,574)	$(647)	$103

Other nonrecurring restructuring-related expenses	1,970
Total pre-tax charges	$6,294

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

In connection with these restructuring plans, the Company recorded nonrecurring pre-tax charges to operations of $28,658,000 in fiscal 2001 ($3,902,000 million during the nine months ended September 30, 2001), of which $22,058,000 were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  As of December 31, 2001, $27,049,000 had been incurred and the remaining $1,609,000 was reflected as an accrued liability.

Due to the ongoing weakness of the corporate/VIP aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, the Company recorded additional nonrecurring pre-tax charges to operations totaling $6,901,000 during 2002 ($5,415,000 during the second quarter of 2002 and $1,486,000 during the third quarter of 2002) for restructuring and asset impairment charges and other related expenses.

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

The additional nonrecurring charge of $1,486,000 recorded during the third quarter of 2002 is comprised of a $801,000 charge to reflect the additional impairment of long-lived assets and a $685,000 charge for additional excess inventory write-downs.  The components of the charges and amounts incurred during the nine months ended September 30, 2002 are as follows:

(In thousands)	Balance at December 31, 2001	Total Charges	Amounts Incurred		Balance at September 30, 2002
			Noncash	Cash
		(Unaudited)

Severance and other compensation costs	$1,185	$—	$—	$(1,068)	$117
Lease termination and other related costs	424	—	—	(377)	47
Impairment of property and equipment	—	2,557	(2,557)	—	—
Excess inventory write-downs	—	1,265	(1,265)	—	—
Total restructuring and assets impairment charges	$1,609	3,822	$(3,822)	$(1,445)	$164

Other nonrecurring restructuring-related charges		3,079
Total pre-tax charges		$6,901

From January 1, 2002 through September 30, 2002, severance and other compensation costs of approximately $1,068,000 have been paid and the remaining $117,000 will be incurred during the fourth quarter of fiscal 2002 when the remaining personnel are terminated.  The amounts paid to date have been to manufacturing and administrative employees terminated at the manufacturing facilities being closed.  Since the September 11th terrorist attack, the Company has, in addition to the positions eliminated as a result of the 2002 plant closures described above, reduced its total workforce by approximately 500 employees, or 18.5%, as of September 2002, of which approximately 260 employees had separated as of December 31, 2001.

The remaining balance of restructuring costs includes lease termination and other exit costs.  The restructuring plan related to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs.

Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Note 4.       Inventories

Inventories are comprised of the following as of September 30, 2002 and December 31, 2001:

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)
Raw materials
Work-in-process:	$44,446	$50,503
Direct and indirect manufacturing costs	16,278	16,260
Program costs, principally engineering costs	13,153	10,974
Finished goods	6,233	3,089
Costs and estimated earnings in excess of billings on uncompleted contracts	2,344	5,672
Total inventories	$82,454	$86,498

Inventoried costs are not in excess of estimated realizable value and include direct engineering, production and tooling costs, and applicable manufacturing overhead.  In accordance with industry practice, inventoried costs include amounts relating to programs and contracts with long production cycles that will be recovered from future sales.  Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.  In connection with the 2001 restructuring, $7,908,000 of previously inventoried program costs were determined to be unrecoverable and were charged to cost of sales during the fourth quarter of fiscal 2001; no adjustments were required during the first nine months of fiscal 2002.

Total costs and estimated earnings on all uncompleted contracts as of September 30, 2002 and December 31, 2001 are comprised of the following:

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)
Costs incurred on uncompleted contracts	$47,590	$46,757
Estimated earnings recognized	58,244	50,413
Total costs and estimated earnings	105,834	97,170
Less billings to date	(104,542)	(102,653)
Net	$1,292	$(5,483)

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$2,344	$5,672
Liability – Billings in excess of costs and estimated earnings (Note 6)	(1,052)	(11,155)
Net	$1,292	$(5,483)

Revenues and earnings for products manufactured under long-term contracts are recognized under the percentage-of-completion method using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  The Company recorded a provision for estimated losses totaling $2,577,000 during the nine months ended September 30, 2002 relating to uncompleted contracts at the furniture manufacturing facility being permanently closed (Note 3).

Note 5.       Other Assets

Other assets are comprised of the following as of September 30, 2002 and December 31, 2001:

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)
Goodwill	$343,309	$337,443
Identifiable intangible assets with finite useful lives	53,181	63,648
Deferred financing costs	9,870	10,204
Other non-amortizable assets	1,320	1,978
Total other assets	$407,680	$413,273

Goodwill

Changes in the carrying amount of goodwill, by business segment (Note 12), for the year ended December 31, 2001 and the nine months ended September 30, 2002 are as follows:

(In thousands)	Cabin Management Group	Specialty Avionics Group	Systems Integration Group	Corporate	Consolidated Total

Year ended December 31, 2001:
Balance, December 31, 2000	$187,797	$131,472	$32,982	$4,105	$356,356
Amortization during the period	(6,640)	(4,709)	(1,180)	(149)	(12,678)
Impairment losses recognized	(5,058)	—	(3,525)	—	(8,583)
Contingent consideration earned, including acquisition related expenses	3,832	—	—	—	3,832
Cash received from sellers, net of additional liabilities recorded, upon settlement of asserted claims	(1,216)	—	—	—	(1,216)
Foreign currency translation	—	(268)	—	—	(268)
Balance, December 31, 2001	178,715	126,495	28,277	3,956	337,443

Nine months ended September 30, 2002:
Reclassification of intangible assets relating to assembled workforce, net of tax, upon adoption of SFAS No. 141 and 142	3,076	1,221	386	120	4,803
Foreign currency translation	—	1,063	—	—	1,063
Balance, September 30, 2002 (Unaudited)	$181,791	$128,779	$28,663	$4,076	$343,309

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of September 30, 2002 and December 31, 2001:

	September 30, 2002 (Unaudited)			December 31, 2001
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$45,816	$(10,776)	$35,040	$45,816	$(8,485)	$37,331
Engineering drawings	14,619	(3,547)	11,072	14,617	(2,816)	11,801
Assembled workforce	—	—	—	11,499	(4,535)	6,964
Other identifiable intangibles	13,086	(6,017)	7,069	12,293	(4,741)	7,552
Total identifiable intangibles	$73,521	$(20,340)	$53,181	$84,225	$(20,577)	$63,648

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2006 is as follows: 2002 – $5,601,000; 2003 – $5,574,000; 2004 – $5,521,000; 2005 – $5,521,000; and 2006 – $4,423,000.

Note 6.       Accrued Liabilities

Accrued liabilities are comprised of the following as of September 30, 2002 and December 31, 2001:

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$10,951	$17,179
Accrued interest	4,265	4,692
Accrued warranty costs	3,370	4,227
Billings in excess of costs and estimated earnings on uncompleted contracts	1,052	11,155
Customer advances and deposits	4,909	3,260
Acquisition related contingent consideration	—	6,904
Other accrued liabilities	7,831	9,209
Total accrued liabilities	$32,378	$56,626

Note 7.       Long-Term Debt

Long-term debt includes the following amounts as of September 30, 2002 and December 31, 2001:

(In thousands)	September 30, 2002	December 31, 2001
	(Unaudited)
Senior credit facility:
Revolving line of credit	$21,000	$12,000
Term loans	267,475	275,706

12% senior subordinated notes	100,000	100,000

Capital lease obligations and term debt financing, secured by property and equipment	10,841	10,745

Other indebtedness	968	1,799
Total long-term debt	400,284	400,250
Less current portion	(15,422)	(13,899)
Long-term debt, less current portion	$384,862	$386,351

On March 19, 2002, the Company amended certain of the terms of its senior credit facility.  The amendment combined two $25,000,000 working capital and acquisitions lines of credit into a single $50,000,000 working capital line of credit, increased the prime rate and LIBOR rate margins by 50 basis points, resulting in a range of 2.00% to 3.25% for prime rate borrowings and 3.25% to 4.50% for LIBOR rate borrowings, and amended certain financial covenants, principally through December 31, 2003.

Note 8.       Income Taxes

For the three months and nine months ended September 30, 2002, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and minority interest in preferred stock of subsidiary which is not deductible for income tax purposes.

For the three months and nine months ended September 30, 2001, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization and minority interest in preferred stock of subsidiary.  Prior to the January 1, 2002 adoption of SFAS No. 142, goodwill was amortized for financial reporting purposes.

During the nine months ended September 30, 2002, the Company reclassified to long-term approximately $4,000,000 of loss carryforwards classified as current at December 31, 2001 to reflect the portion of the carryforwards the Company does not expect to utilize during the 2002 fiscal year.

Note 9.       Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the nine months ended September 30, 2002.

		DeCrane Aircraft 16% Preferred Stock			DeCrane Holdings 14% Preferred Stock
(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value

Balance, December 31, 2001	316,330	$31,633	$(3,393)	$28,240	342,417	$54,223
Accrued dividends and redemption value accretion	39,498	3,950	351	4,301	—	—
Noncash dividend accretion	—	—	—	—	—	5,895
Balance, September 30, 2002 (Unaudited)	355,828	$35,583	$(3,042)	$32,541	342,417	$60,118

Per share liquidation value as of September 30, 2002 (Unaudited)		$100.00				$175.57

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

Common Stock, Stock Options Exercised and Notes Receivable for Shares Sold

During the nine months ended September 30, 2002, DeCrane Holdings sold 221,096 common shares to DLJ and affiliated entities and a director for $5,100,000.  Expenses related to the sale totaled $100,000 and were charged to additional paid–in capital.

Also during the nine months ended September 30, 2002, DeCrane Holdings repurchased and canceled 18,743 common shares from former members of DeCrane Aircraft management.  The former management members also elected to exercise 9,252 vested stock options on a cashless basis.  The $14,000 income tax benefit associated with the stock options exercised was also credited to additional paid-in capital.  In connection with the repurchase, a note receivable collateralized by the repurchased common stock was repaid.

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

Contingent Acquisition Consideration

The Company’s remaining maximum contingent acquisition consideration payment obligation is $600,000 as of September 30, 2002.  The contingent consideration is payable based upon an acquired company’s level of attainment of its defined performance criteria for the year ending December 31, 2002 and excludes amounts earned and recorded through December 31, 2001.  The contingent consideration, if any, is payable during the first quarter of fiscal 2003.

Note 11.     Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Nine Months Ended September 30,
(In thousands)	2002	2001
	(Unaudited)
Components of cash paid for acquisitions:
Contingent consideration paid for previously completed acquisitions	$5,826	$17,075
Cash purchase price reductions received as a result of settling asserted claims against the sellers	—	(3,718)
Additional acquisition related expenses	64	172
Total cash paid for acquisitions	$5,890	$13,529

During the nine months ended September 30, 2001, the Company received cash of $3,718,000 in settlement of claims asserted against the sellers for breach of representation and warranty provisions contained in the purchase agreements of two companies acquired in 2000.  The settlement agreement also clarified the calculation of the contingent consideration provisions of the purchase agreement and further provided that the Company pay in 2002 a minimum of $2,750,000 of previously contingent consideration for the year ending December 31, 2001.  The $2,750,000 minimum contingent consideration was paid during the nine months ended September 30, 2002.

Note 12.     Business Segment Information

The Company supplies products and services to the aerospace industry.  The Company’s subsidiaries are organized into three groups, each of which are strategic businesses that develop, manufacture and sell distinct products and services.  The groups and a description of their businesses are as follows:

•                  Cabin Management – provides interior cabin components for the corporate/VIP aircraft market, including cabin interior furnishings, cabin management and entertainment systems, seating and composite components;

•                  Specialty Avionics – designs, engineers and manufactures electronic components, display devices and interconnect components and assemblies; and

•                  Systems Integration – provides auxiliary fuel tank systems, auxiliary power units and system integration services.

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

The tables below summarize selected financial data by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Revenues:
Cabin Management	$41,197	$53,462	$135,296	$158,753
Specialty Avionics	23,410	31,902	73,793	94,999
Systems Integration	15,252	18,528	43,552	53,023
Inter-group elimination(1)	(238)	(964)	(525)	(1,916)
Consolidated totals	$79,621	$102,928	$252,116	$304,859

EBITDA:
Cabin Management	$7,509	$10,703	$12,303	$33,791
Specialty Avionics	6,405	9,014	20,107	26,243
Systems Integration	4,798	4,407	13,190	13,281
Corporate(2)	(1,360)	(1,845)	(4,547)	(5,146)
Inter-group elimination(3)	11	(281)	11	(380)
Consolidated totals(4)	$17,363	$21,998	$41,064	$67,789

Adjusted EBITDA(5):
Cabin Management	$8,995	$10,703	$25,498	$37,693
Specialty Avionics	6,405	9,014	20,107	26,243
Systems Integration	4,798	4,407	13,190	13,281
Corporate	(1,360)	(1,845)	(4,547)	(5,146)
Inter-group elimination	11	(281)	11	(380)
Consolidated totals	$18,849	$21,998	$54,259	$71,691

	September 30,
(In thousands)	2002	2001
	(Unaudited)
Total assets (as of period end):
Cabin Management	$288,503	$329,356
Specialty Avionics	205,505	225,462
Systems Integration	74,284	77,642
Corporate(6)	53,363	42,520
Inter-group elimination(7)	(111)	(316)
Consolidated totals	$621,544	$674,664

(1)                        Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                        Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                        Reflects elimination of the effect of inter-group profits in inventory.

(4)                        The table below reconciles consolidated EBITDA to income from operations and income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Consolidated EBITDA	$17,363	$21,998	$41,064	$67,789
Depreciation and amortization(a)	(4,212)	(8,066)	(12,866)	(23,914)
Acquisition related charges not capitalized	(447)	(14)	(925)	(117)
Other noncash charges	—	(41)	(138)	(277)
Consolidated income from operations	12,704	13,877	27,135	43,481

Interest expense	(8,685)	(9,654)	(24,843)	(29,984)
Minority interest in preferred stock of subsidiary	(1,486)	(1,287)	(4,301)	(3,727)
Other (expenses) income, net	(193)	25	(578)	(92)
Consolidated income (loss) before income taxes	$2,340	$2,961	$(2,587)	$9,678

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001
	(Unaudited)
Depreciation and amortization of long-lived assets	$4,212	$8,066	$12,866	$23,914
Amortization of deferred financing costs	701	570	1,997	1,647
Consolidated depreciation and amortization	$4,913	$8,636	$14,863	$25,561

(5)                        Reflects EBITDA before Cabin Management’s restructuring, asset impairment and other nonrecurring charges (Note 3) of:

•                  $1,486,000 and $13,195,000 for the three months and nine months ended September 30, 2002, respectively, and

•                  $3,902,000 for the nine months ended September 30, 2001.

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

The guarantor subsidiaries are wholly-owned subsidiaries of DeCrane Aircraft and their guarantees are full and unconditional on a joint and several basis.  There are no restrictions on the ability of the guarantor subsidiaries to transfer funds to the issuer in the form of cash dividends, loans or advances.  Separate financial statements of the guarantor subsidiaries are not presented because management believes that such financial statements would not be material to investors.  Investments in subsidiaries in the following condensed consolidating financial information are accounted for under the equity method of accounting.  Consolidating adjustments include the following:

(1)          Elimination of investments in subsidiaries.

(2)          Elimination of intercompany accounts.

(3)          Elimination of intercompany sales between guarantor and non-guarantor subsidiaries.

(4)          Elimination of equity in earnings of subsidiaries.

Balance Sheets

	September 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$24,431	$170	$78	$—		$24,679
Accounts receivable, net	—	39,239	1,432	—		40,671
Inventories	—	81,064	1,390	—		82,454
Other current assets	11,462	1,490	290	—		13,242
Total current assets	35,893	121,963	3,190	—		161,046

Property and equipment, net	2,696	47,868	2,254	—		52,818
Other assets, principally intangibles, net	14,774	382,277	10,629	—		407,680
Investments in subsidiaries	409,057	20,743	106,425	(536,225	)(1)	—
Intercompany receivables	270,962	160,889	5,544	(437,395	)(2)	—
Total assets	$733,382	$733,740	$128,042	$(973,620)		$621,544

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$13,465	$1,950	$7	$—		$15,422
Other current liabilities	14,762	35,154	1,284	—		51,200
Total current liabilities	28,227	37,104	1,291	—		66,622

Long-term debt, less current portion	375,326	9,536	—	—		384,862
Intercompany payables	160,889	276,506	—	(437,395	)(2)	—
Other long-term liabilities	32,526	1,708	70	—		34,304

Minority interest in preferred stock of subsidiary	32,541	—	—	—		32,541
Mandatorily redeemable preferred stock	—	—	60,118	—		60,118

Stockholders’ equity:
Paid-in capital	120,200	336,986	89,710	(475,178	)(1)	71,718
Retained earnings (deficit)	(16,327)	72,071	(22,660)	(61,047	)(1)	(27,963)
Accumulated other comprehensive loss	—	(171)	(487)	—		(658)
Total stockholders’ equity	103,873	408,886	66,563	(536,225)		43,097
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$733,382	$733,740	$128,042	$(973,620)		$621,544

	December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets
Current assets:
Cash and cash equivalents	$9,641	$(92)	$245	$—		$9,794
Accounts receivable, net	—	56,973	1,478	—		58,451
Inventories	—	84,864	1,634	—		86,498
Other current assets	15,153	1,138	331	—		16,622
Total current assets	24,794	142,883	3,688	—		171,365

Property and equipment, net	3,355	55,152	2,566	—		61,073
Other assets, principally intangibles, net	15,348	388,269	9,656	—		413,273
Investments in subsidiaries	403,786	20,697	105,146	(529,629	)(1)	—
Intercompany receivables	256,360	121,030	4,300	(381,690	)(2)	—
Total assets	$703,643	$728,031	$125,356	$(911,319)		$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$11,839	$2,054	$6	$—		$13,899
Other current liabilities	24,849	49,854	1,107	—		75,810
Total current liabilities	36,688	51,908	1,113	—		89,709

Long-term debt, less current portion	376,392	9,959	—	—		386,351
Intercompany payables	120,998	260,660	32	(381,690	)(2)	—
Other long-term liabilities	38,847	1,806	382	—		41,035

Minority interest in preferred stock of subsidiary	28,240	—	—	—		28,240
Mandatorily redeemable preferred stock	—	—	54,223	—		54,223

Stockholders’ equity:
Paid-in capital	119,801	336,986	91,021	(474,895	)(1)	72,913
Retained earnings (deficit)	(17,323)	66,800	(19,401)	(54,734	)(1)	(24,658)
Accumulated other comprehensive loss	—	(88)	(2,014)	—		(2,102)
Total stockholders’ equity	102,478	403,698	69,606	(529,629)		46,153
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$703,643	$728,031	$125,356	$(911,319)		$645,711

Statements of Operations

	Nine Months Ended September 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$248,877	$7,222	$(3,983	)(3)	$252,116
Cost of sales	—	176,943	6,020	(3,983	)(3)	178,980

Gross profit	—	71,934	1,202	—		73,136

Selling, general and administrative expenses	6,116	34,629	958	—		41,703
Amortization of intangible assets	—	4,297	1	—		4,298
Interest expense	24,092	747	4	—		24,843
Minority interest in preferred stock of subsidiary	—	—	4,301	—		4,301
Intercompany charges	(21,269)	21,269	—	—		—
Equity in earnings of subsidiaries	(5,271)	(195)	(996)	6,462	(4)	—
Other expenses, net	251	83	244	—		578
Provision for income taxes (benefit)	(4,915)	5,833	(200)	—		718

Net income (loss)	$996	$5,271	$(3,110)	$(6,462)		$(3,305)

	Nine Months Ended September 30, 2001 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$302,182	$8,594	$(5,917	)(3)	$304,859
Cost of sales	—	203,145	7,234	(5,917	)(3)	204,462

Gross profit	—	99,037	1,360	—		100,397

Selling, general and administrative expenses	6,790	34,658	611	—		42,059
Amortization of intangible assets	152	14,405	300	—		14,857
Interest expense	29,082	887	15	—		29,984

Minority interest in preferred stock of subsidiary	—	—	3,727	—		3,727
Intercompany charges	(18,055)	18,055	—	—		—
Equity in earnings of subsidiaries	(13,898)	(593)	(5,445)	19,936	(4)	—
Other expenses (income), net	248	151	(307)	—		92
Provision for income taxes (benefit)	(9,764)	17,576	148	—		7,960

Net income	$5,445	$13,898	$2,311	$(19,936)		$1,718

Statement of Cash Flows

	Nine Months Ended September 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net income (loss)	$996	$5,271	$(3,110)	$(6,462	)(4)	$(3,305)
Noncash adjustments:
Equity in earnings of subsidiaries	(5,271)	(195)	(996)	6,462	(4)	—
Other noncash adjustments	2,704	19,214	4,740	—		26,658
Changes in working capital	18,788	(19,330)	(727)	—		(1,269)
Net cash provided by (used for) operating activities	17,217	4,960	(93)	—		22,084

Cash flows from investing activities:

Cash paid for acquisitions, net of cash acquired	(5,890)	—	—	—		(5,890)
Investment in subsidiary	—	—	(4,632)	4,632	(1)	—
Capital expenditures	(46)	(3,649)	(109)	—		(3,804)
Net cash used for investing activities	(5,936)	(3,649)	(4,741)	4,632		(9,694)

Cash flows from financing activities:

Net senior credit facility borrowings	9,000	—	—	—		9,000
Capital contribution to subsidiary of net proceeds from sale of common stock	4,632	—	4,632	(4,632	)(1)	4,632
Other long-term borrowings	—	1,145	—	—		1,145
Principal payments on long-term debt, capitalized leases and other debt	(8,460)	(2,045)	—	—		(10,505)
Deferred financing costs	(1,663)	—	—	—		(1,663)
Other, net	—	(149)	—	—		(149)
Net cash provided by (used for) financing activities	3,509	(1,049)	4,632	(4,632)		2,460

Effect of foreign currency translation on cash	—	—	35	—		35

Net increase (decrease) in cash and equivalents	14,790	262	(167)	—		14,885
Cash and equivalents at beginning of period	9,641	(92)	245	—		9,794

Cash and equivalents at end of period	$24,431	$170	$78	$—		$24,679

	Nine Months Ended September 30, 2001 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities

Net income	$5,445	$13,898	$2,311	$(19,936	)(4)	$1,718
Noncash adjustments
Equity in earnings of subsidiaries	(13,898)	(593)	(5,445)	19,936	(4)	—
Other noncash adjustments	9,639	22,393	4,662	—		36,694
Changes in working capital	(3,766)	(27,573)	(871)	—		(32,210)
Net cash provided by (used for) operating activities	(2,580)	8,125	657	—		6,202

Cash flows from investing activities

Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(125)	(8,438)	(596)	—		(9,159)
Net cash used for investing activities	(13,654)	(8,438)	(596)	—		(22,688)

Cash flows from financing activities

Net senior credit facility borrowings	19,600	—	—	—		19,600
Other long-term borrowings	—	1,989	—	—		1,989
Principal payments on term debt, capitalized leases and other debt	(3,611)	(1,568)	(19)	—		(5,198)
Deferred financing costs	(580)	—	—	—		(580)
Other, net	—	(118)	—	—		(118)
Net cash provided by (used for) financing activities	15,409	303	(19)	—		15,693

Effect of foreign currency translation on cash	—	—	39	—		39

Net increase (decrease) in cash and equivalents	(825)	(10)	81	—		(754)
Cash and equivalents at beginning of period	7,553	233	413	—		8,199

Cash and equivalents at end of period	$6,728	$223	$494	$—		$7,445

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

In addition, an estimated 60% of our revenues are currently derived from the corporate/VIP aircraft original equipment and aftermarket/retrofit business.  The weak global economic conditions have negatively impacted this portion of our business, as well.  The remaining 9% of our revenues are derived from the military aircraft and other markets.

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

The commercial aircraft portion of our business is experiencing significant weakness in 2002 and this condition will continue into 2003, with potential recovery occurring during 2004 or 2005.  We believe the corporate/VIP aircraft portion of our business is experiencing growing weakness during the current year and this trend is likely to worsen in 2003.  However, we believe the potential exists for corporate/VIP aircraft deliveries to recover in 2004.

Results of Operations

Our results of operations for the three months and nine months ended September 30, 2002 and 2001 have been affected by restructuring, asset impairment and other nonrecurring charges relating to our 2001 and 2002 restructuring plans.  These restructuring charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Nonrecurring Charges” below.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues.  Revenues decreased $23.3 million, or 22.6%, to $79.6 million for the three months ended September 30, 2002 from $102.9 million for the three months ended September 30, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(12.3)	(22.9)%
Specialty Avionics	(8.4)	(26.6)
Systems Integration	(3.3)	(17.7)
Inter-group elimination	0.7
Total	$(23.3)

Cabin Management.  Revenues decreased by $12.3 million, or 22.9% compared to the prior year.  This decrease is spread across most of our product lines and services, and is caused by the adverse impact the weak global economic conditions are having on the corporate/VIP aircraft market in 2002 versus 2001 as follows:

•                  a $10.0 million decrease in aircraft furniture and related products revenues;

•                  a $1.5 million decrease in seating product revenues;

•                  a $1.8 million decrease in cabin management and entertainment systems revenues; offset by

•                  a $1.0 million increase in other product and services revenues.

Specialty Avionics.  Revenues decreased by $8.4 million, or 26.6% compared to the prior year, due to decreases in commercial aircraft production affecting the following product lines:

•                  a $5.1 million volume decrease in interconnect products; and

•                  a $3.3 million decrease in cockpit audio, communications, lighting and power and control devices revenues.

Systems Integration.  Revenues decreased by $3.3 million, or 17.7% compared to the prior year, due to:

•                  a $2.3 million decrease in the commercial aircraft systems integration engineering services we provide in the aftermath of September 11th; and

•                  a $1.0 million decrease resulting from reduced production and delivery of corporate/VIP aircraft auxiliary fuel tank systems.

Gross profit.  Gross profit decreased $7.2 million, or 21.9%, to $25.6 million for the three months ended September 30, 2002 from $32.8 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(3.0)	(20.0)%
Specialty Avionics	(3.9)	(33.8)
Systems Integration	(0.6)	(9.1)
Inter-group elimination	0.3
Total	$(7.2)

Gross profit is reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $0.7 million for the three months ended September 30, 2002.  Excluding these charges, gross profit decreased $6.5 million, or 19.8%, to $26.3 million for the three months ended September 30, 2002 compared to $32.8 million for the same period last year and gross profit as a percent of revenues was 33.0% for the three months ended September 30, 2002 compared to 31.8% for the same period last year.

Cabin Management.  Gross profit decreased by $3.0 million, or 20.0% compared to the prior year, primarily due to:

•                  a $2.3 million decrease in profit margins for our corporate/VIP aircraft furniture and seating product line associated with lower volume for our product; and

•                  a $0.7 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans.

Specialty Avionics.  Gross profit decreased by $3.9 million, or 33.8% compared to the prior year, due to:

•                  a $1.5 million decrease related to lower volume for our cockpit audio, communications, lighting and power and control devices products; and

•                  a $2.4 million decrease caused by lower volume for our interconnect products.

Systems Integration.  Gross profit decreased by $0.6 million, or 9.1% compared to the prior year, due to lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $2.6 million, or 18.3%, to $11.4 million for the three months ended September 30, 2002, from $14.0 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$—	—%
Specialty Avionics	(1.4)	(39.0)
Systems Integration	(1.0)	(40.9)
Corporate	(0.2)
Total	$(2.6)

SG&A expenses includes restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $0.8 million for the three months ended September 30, 2002.  Excluding these charges, SG&A expenses decreased $3.4 million, or 24.3%, to $10.6 million for the three months ended September 30, 2002 compared to $14.0 million for the same period last year and SG&A expenses as a percent of revenues was 13.3% for the three months ended September 30, 2002 compared to 13.6% for the same period last year.

Cabin Management.  SG&A expenses were consistent with the prior year, due to:

•                  a $0.8 million increase caused by restructuring charges relating to our 2001 and 2002 restructuring plans; offset by

•                  a $0.8 million decrease in expenses resulting from cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions.

Specialty Avionics.  SG&A expenses decreased by $1.4 million, or 39.0% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Systems Integration.  SG&A expenses decreased by $1.0 million, or 40.9% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Corporate.  SG&A expenses decreased by $0.2 million compared to the prior year, due to lower labor and employee benefit costs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $3.9 million to $4.2 million for the three months ended September 30, 2002 compared to $8.1 million for the same period last year, primarily resulting from the adoption of new accounting standards.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $3.5 million for the three months ended September 30, 2001, which includes $0.4 million of assembled workforce amortization, now deemed part of goodwill.

Excluding the effect of the accounting change, depreciation and amortization decreased $0.4 million as a result of lower depreciable costs resulting from the impairment of long-lived assets recorded during the fourth quarter of fiscal 2001 and 2002, partially offset by additional depreciation resulting from capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $4.6 million, or 21.1%, to $17.4 million for the three months ended September 30, 2002, from $22.0 million for the same period last year.  Operating income decreased $1.2 million to $12.7 million for the three months ended September 30, 2002, from $13.9 million for the same period last year.  EBITDA and operating income changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

EBITDA:
Cabin Management	$(3.2)	(29.8)%
Specialty Avionics	(2.6)	(28.9)
Systems Integration	0.4	8.9
Corporate	0.5	26.3
Inter-group elimination	0.3
Total EBITDA	(4.6)

Depreciation and amortization	3.9
Other noncash and acquisition related charges	(0.5)
Total operating income	$(1.2)

EBITDA and operating income are reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $1.5 million for the three months ended September 30, 2002.  Excluding these charges, EBITDA decreased $3.1 million, or 14.1%, to $18.9 million for the three months ended September 30, 2002 compared to $22.0 million for the same period last year and EBITDA as a percent of revenues was 23.7% for the three months ended September 30, 2002 compared to 21.4% for the same period last year.  Excluding these charges, operating income increased $0.3 million, or 2.2%, to $14.2 million for the three months ended September 30, 2002 compared to $13.9 million for the same period last year.

Cabin Management.  EBITDA decreased by $3.2 million, or 29.8% compared to the prior year, primarily due to:

•                  a $1.5 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans;

•                  a $1.0 million decrease resulting from lower sales volume for our cabin management and entertainment systems; and

•                  a $0.7 million decrease resulting from lower sales volume for our corporate/VIP aircraft furniture seating.

Specialty Avionics.  EBITDA decreased by $2.6 million, or 28.9% compared to the prior year, as a result of lower demand for our commercial aircraft products offset by the effect of cost reduction programs implemented in 2001 and a favorable shift in product mix.

Systems Integration.  EBITDA increased by $0.4 million, or 8.9% compared to the prior year, due to lower sales volume partially offset by reduced operating costs and SG&A spending reductions resulting from workforce reductions.

Corporate.  EBITDA increased $0.5 million, or 26.3% compared to the prior year, due to principally to reduced SG&A spending.

Interest expense.  Interest expense decreased $1.0 million, or 10.3%, to $8.7 million for the three months ended September 30, 2002 compared to $9.7 million for the same period last year due almost entirely to lower average interest rates charged by our lenders during 2002.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.2 million to $1.5 million for the three months ended September 30, 2002 compared to $1.3 million for the same period last year.  Minority interest reflects the accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

Provision for income taxes.  The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization for periods prior to the January 1, 2002 adoption of SFAS No. 142 and minority interest in preferred stock of subsidiary.  The difference in the effective tax rates between periods is mostly the result of the adoption of SFAS No. 142.

Net income (loss).  Net income increased $1.4 million to $1.0 million for the three months ended September 30, 2002 compared to a net loss of $0.4 million for the same period last year.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders decreased $1.2 million to a net loss of $1.0 million for the three months ended September 30, 2002 compared to a net loss of $2.2 million for the same period last year.  The decrease in the net loss applicable to our common stockholders is attributable to:

•                  a $1.5 million increase in net income, which is net of a $0.2 million increase in the charge for minority interest in preferred stock of subsidiary; offset by

•                  a $0.3 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock resulting from the quarterly compounding of the dividends accreted.

Bookings.  Bookings decreased $25.5 million, or 29.5%, to $61.0 million for the three months ended September 30, 2002 compared to $86.5 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all three of our business segments.

Backlog at end of period.  Backlog decreased $36.9 million to $113.0 million as of September 30, 2002 compared to $149.9 million as of December 31, 2001.

The decrease in bookings and resulting backlog in 2002 primarily results from the continuing adverse impact on our businesses of the aftermath of the events of September 11th and weak global economic conditions.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period and the resulting backlog at the end of the period.

As described in “—Industry Overview and Trends,” the September 11th terrorist attack and its aftermath are having an adverse impact on the aerospace industry and, in turn, are having an unfavorable impact on the commercial airline portion of our business.  In addition, weak global economic conditions have negatively impacted other portions of our business as well.  We are not currently able to determine the continuing impact these events will have on our bookings and resulting backlog for future periods.  However, given the magnitude of these events, the adverse impact could be material.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues.  Revenues decreased $52.8 million, or 17.3%, to $252.1 million for the nine months ended September 30, 2002 from $304.9 million for the nine months ended September 30, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(23.5)	(14.8)%
Specialty Avionics	(21.2)	(22.3)
Systems Integration	(9.5)	(17.9)
Inter-group elimination	1.4
Total	$(52.8)

Cabin Management.  Revenues decreased by $23.5 million, or 14.8% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the adverse impact the weak global economic conditions are having on the corporate/VIP aircraft market in 2002 versus 2001 as follows:

•                  a $14.5 million decrease in aircraft furniture and related products revenues;

•                  a $8.0 million decrease in cabin management and entertainment systems revenues; and

•                  a $5.2 million decrease in seating products revenues; offset by

•                  a $4.2 million increase in other product and services revenues.

Specialty Avionics.  Revenues decreased by $21.2 million, or 22.3% compared to the prior year, due to decreases in commercial aircraft production affecting the following product lines:

•                  a $12.9 million volume decrease in interconnect products; and

•                  a $8.3 million decrease in cockpit audio, communications, lighting and power and control devices revenues.

Systems Integration.  Revenues decreased by $9.5 million, or 17.9% compared to the prior year, due to:

•                  a $6.4 million decrease in the commercial aircraft systems integration engineering services we provide in the aftermath of September 11th; and

•                  a $3.1 million decrease resulting from reduced production and delivery of corporate/VIP aircraft auxiliary fuel tank systems.

Gross profit.  Gross profit decreased $27.3 million, or 27.2%, to $73.1 million for the nine months ended September 30, 2002 from $100.4 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(16.9)	(36.1)%
Specialty Avionics	(8.7)	(25.5)
Systems Integration	(2.1)	(10.7)
Inter-group elimination	0.4
Total	$(27.3)

Gross profit is reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $6.6 million for the nine months ended September 30, 2002 and $3.9 million for the same period last year.  Excluding these charges, gross profit decreased $24.6 million, or 23.6%, to $79.7 million for the nine months ended September 30, 2002 compared to $104.3 million for the same period last year and gross profit as a percent of revenues was 31.6% for the nine months ended September 30, 2002 compared to 34.2% for the same period last year.

Cabin Management.  Gross profit decreased by $16.9 million, or 36.1% compared to the prior year, primarily due to:

•                  a $10.0 million decrease in profit margins due to lower volume for our corporate/VIP aircraft furniture and seating products,

•                  a $4.2 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; and

•                  a $2.7 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans.

Specialty Avionics.  Gross profit decreased by $8.7 million, or 25.5% compared to the prior year, due to:

•                  a $4.5 million decrease related to lower volume for our cockpit audio, communications, lighting and power and control devices products; and

•                  a $4.2 million decrease caused by lower volume for our interconnect products.

Systems Integration.  Gross profit decreased by $2.1 million, or 10.7% compared to the prior year, due to lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $0.4 million, or 0.8%, to $41.7 million for the nine months ended September 30, 2002, from $42.1 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$4.8	28.2%
Specialty Avionics	(2.8)	(25.5)
Systems Integration	(2.1)	(26.8)
Corporate	(0.3)
Total	$(0.4)

SG&A expenses includes restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $6.6 million for the nine months ended September 30, 2002.  Excluding these charges, SG&A expenses decreased $7.0 million, or 16.6%, to $35.1 million for the nine months ended September 30, 2002 compared to $42.1 million for the same period last year and SG&A expenses as a percent of revenues were 13.9% for the nine months ended September 30, 2002 compared to 13.8% for the same period last year.

Cabin Management.  SG&A expenses increased by $4.8 million, or 28.2% compared to the prior year, due to:

•                  a $6.6 million increase caused by restructuring charges relating to our 2001 and 2002 restructuring plans; offset by

•                  a $1.8 million decrease in expenses as a result of cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions.

Specialty Avionics.  SG&A expenses decreased by $2.8 million, or 25.5% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Systems Integration.  SG&A expenses decreased by $2.1 million, or 26.8% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions implemented during the fourth quarter of fiscal 2001.

Corporate.  SG&A expenses decreased by $0.3 million compared to the prior year, primarily due to workforce and travel expense reductions offset by increases in insurance and employee benefit costs.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $11.0 million to $12.9 million for the nine months ended September 30, 2002 compared to $23.9 million for the same period last year, primarily resulting from the adoption of new accounting standards.

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $10.7 million for the nine months ended September 30, 2001, which includes $1.2 million of assembled workforce amortization, now deemed part of goodwill.

Excluding the effect of the accounting change, depreciation and amortization decreased $0.3 million as a result of lower depreciable costs resulting from the impairment of long-lived assets recorded during the fourth quarter of fiscal 2001 and 2002, partially offset by additional depreciation resulting from capital expenditures during the period.

EBITDA and Operating income.  EBITDA decreased $26.7 million, or 39.4%, to $41.1 million for the nine months ended September 30, 2002, from $67.8 million for the same period last year.  Operating income decreased $16.4 million to $27.1 million for the nine months ended September 30, 2002, from $43.5 million for the same period last year.  EBITDA and operating income changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

EBITDA:
Cabin Management	$(21.5)	(63.6)%
Specialty Avionics	(6.1)	(23.4)
Systems Integration	(0.1)	(0.7)
Corporate	0.6	11.6
Inter-group elimination	0.4
Total EBITDA	(26.7)

Depreciation and amortization	11.0
Other noncash and acquisition related charges	(0.7)
Total operating income	$(16.4)

EBITDA and operating income are reduced by restructuring charges pertaining to our Cabin Management group’s 2001 and 2002 restructuring plans totaling $13.2 million for the nine months ended September 30, 2002 and $3.9 million for the same period last year.  Excluding these charges, EBITDA decreased $17.4 million, or 24.3%, to $54.3 million for the nine months ended September 30, 2002 compared to $71.7 million for the same period last year and EBITDA as a percent of revenues was 21.5% for the nine months ended September 30, 2002 compared to 23.5% for the same period last year.  Excluding these charges, operating income decreased $7.1 million, or 14.9%, to $40.3 million for the nine months ended September 30, 2002 compared to $47.4 million for the same period last year.

Cabin Management.  EBITDA decreased by $21.5 million, or 63.6% compared to the prior year, primarily due to:

•                  a $9.4 million decrease related principally to lower revenues in our corporate/VIP aircraft furniture and seating operations;

•                  a $9.3 million net decrease caused by restructuring charges related to our 2001 and 2002 restructuring plans; and

•                  a $2.8 million decrease resulting from lower sales volume for our cabin management and entertainment systems.

Specialty Avionics.  EBITDA decreased by $6.1 million, or 23.4% compared to the prior year, as a result of lower demand for our commercial aircraft products offset by the effect of cost reduction programs implemented in 2001 and 2002 and a favorable shift in product mix.

Systems Integration.  EBITDA decreased by $0.1 million, or 0.7% compared to the prior year, due to lower sales volume partially offset by reduced SG&A spending resulting from workforce reductions.

Corporate.  EBITDA increased $0.6 million, or 11.6% compared to the prior year, due to principally to reduced SG&A spending.

Interest expense.  Interest expense decreased $5.2 million, or 17.2%, to $24.8 million for the nine months ended September 30, 2002 compared to $30.0 million for the same period last year due almost entirely to lower average interest rates charged by our lenders during 2002.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.6 million to $4.3 million for the nine months ended September 30, 2002 compared to $3.7 million for the same period last year.  Minority interest reflects the accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

Provision for income taxes.  The provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally goodwill amortization for periods prior to the January 1, 2002 adoption of SFAS No. 142 and minority interest in preferred stock of subsidiary.  The difference in the effective tax rates between periods is mostly the result of the adoption of SFAS No. 142.

Net income (loss).  Net income decreased $5.0 million to a net loss of $3.3 million for the nine months ended September 30, 2002 compared to net income of $1.7 million for the same period last year.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $5.8 million to a net loss of $9.2 million for the nine months ended September 30, 2002 compared to a net loss of $3.4 million for the same period last year.  The increase in the net loss applicable to our common stockholders is attributable to:

•                  a $5.0 million net loss increase, which is net of a $0.6 million increase in the charge for minority interest in preferred stock of subsidiary; and

•                  a $0.8 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock resulting from the quarterly compounding of the dividends accreted.

Bookings.  Bookings decreased $91.7 million, or 30.0%, to $215.2 million for the nine months ended September 30, 2002 compared to $306.9 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all three of our business segments.

The decrease in bookings in 2002 primarily results from the continuing adverse impact on our businesses of the aftermath of the events of September 11th and weak global economic conditions.  In addition, we believe that some of our customers have substantially reduced their order lead times which may have adversely affected bookings during the period.

As described in “—Industry Overview and Trends,” the September 11th terrorist attack and its aftermath are having an adverse impact on the aerospace industry and, in turn, are having an unfavorable impact on the commercial airline portion of our business.  In addition, weak global economic conditions have negatively impacted other portions of our business as well.  We are not currently able to determine the continuing impact these events will have on our bookings for future periods.  However, given the magnitude of these events, the adverse impact could be material.

Restructuring, Asset Impairment and Other Nonrecurring Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the three months and nine months ended September 30, 2002 and 2001, we recorded restructuring, asset impairment and other nonrecurring pre-tax charges related to two restructuring plans.  These charges, and the effect these charges had on our reported results of operations for the periods, are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2002	2001	2002	2001

Restructuring plan:
2002 Seat Manufacturing Facilities Restructuring	$—	$—	$6.3	$—
2001 Restructuring and Asset Impairment Charges	1.5	—	6.9	3.9
Total pre-tax charges	$1.5	$—	$13.2	$3.9

Charged to operations:
Cost of sales	$0.7	$—	$6.6	$3.9
Selling, general and administrative expenses	0.8	—	6.6	—
Total pre-tax charges	$1.5	$—	$13.2	$3.9

Components of charges:
Cash charges	$—	$—	$5.8	$3.9
Noncash charges	1.5	—	7.4	—
Total pre-tax charges	$1.5	$—	$13.2	$3.9

As reported:
Gross profit	$25.6	$32.8	$73.1	$100.4
Selling, general and administrative expenses	11.4	14.0	41.7	42.1
EBITDA	17.4	22.0	41.1	67.8
Operating income	12.7	13.9	27.1	43.5
Pre-tax income (loss)	2.3	3.0	(2.6)	9.7

As adjusted:
Gross profit	$26.3	$32.8	$79.7	$104.3
Selling, general and administrative expenses	10.6	14.0	35.1	42.1
EBITDA	18.9	22.0	54.3	71.7
Operating income	14.2	13.9	40.3	47.4
Pre-tax income	3.8	3.0	10.6	13.6

2002 Seat Manufacturing Facilities Restructuring

In 2002, we announced we would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  In connection with this restructuring plan, we recorded nonrecurring pre-tax charges to operations totaling $6.3 million during the nine months ended September 30, 2002 for restructuring, asset impairment and other related restructuring expenses.

The restructuring and asset impairment charges and other related expenses are comprised of charges for inventory and accounts receivable write-downs, the impairment of long-lived assets, severance and lease termination costs and other restructuring-related expenses pertaining to FAA retesting and recertification, moving, transportation and travel costs and shutdown and startup costs.

The restructuring plan was substantially completed during the second quarter of fiscal 2002.  A $0.1 million restructuring reserve remains at September 30, 2002 for lease termination and other related costs.  The manufacturing facilities were closed during June 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

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

In connection with these restructuring plans, we recorded nonrecurring pre-tax charges to operations of $28.7 million in fiscal 2001 ($3.9 million during the three months and nine months ended September 30, 2001), of which $22.1 million were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  As of December 31, 2001, $27.1 million had been incurred and the remaining $1.6 million was reflected as an accrued liability.

Due to the ongoing weakness of the corporate/VIP aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional nonrecurring pre-tax charges to operations totaling $6.9 million during the nine months ended September 30, 2002 ($1.5 million during the third fiscal quarter of 2002) for restructuring and asset impairment charges and other related expenses.

At December 31, 2001, the remaining $1.6 million restructuring reserve was for severance, lease termination and other related costs.  During the nine months ended September 30, 2002, we paid $1.4 million of these costs resulting in a $0.2 million restructuring reserve remaining at September 30, 2002.  We expect to incur the remaining severance costs during the fourth quarter of fiscal 2002 when the remaining personnel are terminated.  The restructuring plan related to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments will extend beyond this date due to future lease payments on the vacated facility and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Liquidity and Capital Resources

We have required cash primarily to fund acquisitions and capital expenditures and for working capital.  Historically, our principal sources of liquidity have been cash flow from operations, third party borrowings and the issuance of common and preferred stock.

Net cash provided by operating activities was $22.1 million for the nine months ended September 30, 2002 and consisted of $23.4 million of cash provided by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, $1.4 million used for working capital, and $0.1 million provided by an increase in other liabilities.  The following factors contributed to the $1.4 million working capital increase:

•                  a $19.4 million net decrease in accounts payable and accrued expenses; and

•                  a $1.1 million increase in prepaid expenses and other current assets; offset by

•                  a $17.3 million accounts receivable decrease resulting from decreased revenues as well as timing differences relating to progress and final billings on long-term contracts; and further offset by

•                  a $1.3 million inventory decrease; and

•                  a $0.5 million increase in income taxes payable.

Net cash used for investing activities was $9.7 million for the nine months ended September 30, 2002 and consisted of:

•                  $5.9 million of contingent acquisition consideration paid during 2002; and

•                  $3.8 million for capital expenditures.

We anticipate spending approximately $6.0 to $7.0 million for capital expenditures in 2002, which includes approximately $2.0 million for improvements to the seat manufacturing facilities that will house the combined operations of the facilities being closed in 2002.

Net cash provided by financing activities was $2.5 million for the nine months ended September 30, 2002.  Cash was provided by $9.0 million of net revolving line of credit borrowings under our senior credit facility, $1.1 million of additional long-term borrowings and $5.0 million from the sale of common stock.  Cash of $12.6 million was used for principal payments on our term debt, capitalized lease obligations and other debt, financing costs associated with amending our senior credit facility and the repurchase of stock and options from former management employees.

At September 30, 2002, senior credit facility borrowings totaling $288.5 million are at variable interest rates based on defined margins over the current prime or LIBOR rates.  At September 30, 2002, we also had $94.4 million of working capital and had $29.0 million of borrowings available under our revolving line of credit.

We are being affected by economic, financial, competitive, legislative, regulatory, business and other factors beyond our control.  As described in “—Industry Overview and Trends,” the September 11th terrorist attack and its aftermath are having a severe adverse impact on the aerospace industry and, in turn, are having an unfavorable impact on the commercial aircraft portion of our business.  In addition, the weak global economic conditions are adversely impacting other portions of our business as well.  As described in “—Restructuring, Asset Impairment and Other Nonrecurring Charges,” we are taking measures to reduce costs and conserve working capital.

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

Recently Issued Accounting Pronouncements

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime or LIBOR rates.  At September 30, 2002, the current prime rate was 4.75% and the current LIBOR rate was 1.95%.  Based on $288.5 million of variable-rate debt outstanding as of September 30, 2002, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 2.95% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually.

To limit our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $4.5 million of variable-rate debt converted to fixed-rate debt outstanding as of September 30, 2002, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt decreased $12.5 million, or 13.4%, to approximately $81.0 million at September 30, 2002 from $93.5 million at December 31, 2001.  Subsequent to September 30, 2002, the estimated fair value decreased an additional $41.0 million to approximately $40.0 million as of October 31, 2002.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

ITEM 4.                                         CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures within 90 days of the filing of this report.  These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

        Changes in internal controls.  Subsequent to the date of their evaluation, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2002, DeCrane Holdings sold unregistered shares of its common stock ($.01 par value) in two separate cash transactions:

•     Sold 3,704 shares to a director for $0.1 million, or $27.00 per share, on June 18, 2002; and

•     Sold 217,392 shares to DLJ Merchant Banking Partners II, L.P. and affiliated entities for $5.0 million, or $23.00 per share, on September 27, 2002.

The issuances of shares were exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) as transactions by an issuer not involving any public offering.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits

	3.26.1.1	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc.) **

	3.30.1	Certificate of Formation of DeCrane Cabin Interiors, LLC **

	3.30.2	Limited Liability Company Agreement of DeCrane Cabin Interiors, LLC **

	21.1	List of Subsidiaries of Registrant **

	99.1	Chief Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	99.2	Chief Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	*	Filed herewith

	**	Previously filed

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

November 12, 2002	By:	/s/ Richard J. Kaplan
	Name:	Richard J. Kaplan
	Title:	Senior Vice President, Chief Financial Officer, Secretary and Treasurer

CERTIFICATIONS

Chief Executive Officer Certification

I, R. Jack DeCrane, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of DeCrane Holdings Co.;

2.                           Based on my knowledge, this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ R. Jack DeCrane
R. Jack DeCrane
Chief Executive Officer

Chief Financial Officer Certification

I, Richard J. Kaplan, certify that:

1.                           I have reviewed this quarterly report on Form 10-Q of DeCrane Holdings Co.;

2.                           Based on my knowledge, this quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                           Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                           The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                          designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                         evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                           The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                          all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                           The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Richard J. Kaplan
Richard J. Kaplan
Senior Vice President, Chief Financial Officer, Secretary and Treasurer