Form 10-K/A
period 2002-12-31
DECRANE HOLDINGS CO
filed 2003-10-10
CIK 1076441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

None.

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

Explanatory Note

DeCrane Holdings Co. is filing this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2002 to amend and restate, in its entirety, its Annual Report on Form 10-K originally filed with the Securities and Exchange Commission on April 15, 2003 (referred to herein as the “Original Report” and the “Amended Report”).  Except for the reclassifications described below, no changes have been made in this Amended Report to the consolidated financial position, results of operations or cash flows we reported in our Original Report.  This Amended Report only modifies and updates our disclosures for events occurring subsequent to the filing of our Original Report, as described below, which resulted in our independent accountants revising and reissuing their report accompanying our financial statements and does not otherwise reflect events occurring after the April 15, 2003 filing of our Original Report or modify or update the disclosures set forth in that Original Report in any way to reflect any changes in our business or our consolidated financial position, results of operations or cash flows subsequent to the filing date of the Original Report.  For the convenience of the reader, we deemed it desirable to amend and restate our Original Report in its entirety to provide clarity as to the events that have occurred.

As described in our Original Report, during the fourth quarter of fiscal 2002 we embarked on a plan to sell the Specialty Avionics Group and entered into a definitive agreement to sell the group on March 14, 2003.  The sale was consummated on May 23, 2003, subsequent to the filing of our Original Report.  In addition, at the time of filing our Original Report, our failure to consummate the sale by June 30, 2003 would have been an event of default under our amended senior credit facility.  As a result, our independent accountants qualified their report on our audited financial statements with respect to our ability to continue as a going concern.  Consummation of the sale alleviated our independent accountants’ doubt about our ability to continue as a going concern.  As a result, our independent accountants issued a revised, unqualified report on our financial statements.

In this Amended Report, we are filing in “Item 8. Financial Statements and Supplementary Data” our independent accountants’ revised, unqualified report.  We are also reclassifying our consolidated statements of financial position, results of operations and cash flows to reflect the Specialty Avionics Group as a discontinued operation for all periods presented.  In addition, we are also making similar conforming changes to other parts of the Original Report as well.

This Amended Report should be read in conjunction with our amended Form 10-Q/As (Amendment No. 1) for the quarterly periods ended March 31, 2003 and June 30, 2003 filed concurrently with this Amended Report.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and updated written statements pursuant to Title 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Act.

i

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

DeCrane Aircraft Holdings, Inc., a Delaware corporation founded in 1989, is a provider of integrated assemblies, sub-assemblies and component parts to the aerospace industry.  Since our founding in 1989, we have experienced both internal growth and external growth by identifying fragmented, high-growth niche segments within the aerospace industry and acquiring market-leading companies in those niches.  Today, we have product capability within two specific segments of the aerospace industry: cabin management for business, VIP and head-of-state aircraft and systems integration services.  Within these markets, our customers include original manufacturers of business, VIP and head-of-state aircraft, commonly referred to as OEM’s, and aircraft repair and modification centers.

Our Operating Groups

We are organized into two operating groups, consistent with the segments in which we operate: Cabin Management and Systems Integration.  Through our operating groups, we offer a complete line of cabinetry, galleys, seating and cabin management systems for business, VIP and head-of-state aircraft, as well as systems integration services.

Prior to May 23, 2003, we also had a third strategic business, the Specialty Avionics Group.  As described in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes included in this report, we sold our equity interests in the companies comprising this group to an affiliate of Odyssey Investment Partners, LLC.  As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in our consolidated financial statements and our discussion below reflects only our continuing operations for all periods.

Our historical financial position and results of operations have also been affected by our history of acquisitions.  Our acquisitions are described in “—Other Information–Acquisitions” below.

Cabin Management Group

DeCrane’s Cabin Management Group contributed approximately 75% of our revenues from continuing operations for the year ended December 31, 2002.

Business Description

Our Cabin Management Group is a leading independent provider of cabin products, with a primary focus on serving the business, VIP and head-of-state aircraft market.  Since 1997, our Cabin Management Group has acquired nine companies involved in the engineering, manufacturing and assembly of the key components for the interior of a business, VIP and head-of-state aircraft, including cabin interior furnishings, veneer, cabin management systems, seating and composite components.  Our Cabin Management Group serves major manufacturers of business, VIP and head-of-state aircraft, including Boeing Business Jet, Bombardier, Cessna, Dassault, Gulfstream and Raytheon.

The Cabin Management Group introduced the concept of modularity to the business, VIP and head-of-state aircraft market by offering totally integrated interior products.  In our view, one of the greatest challenges facing the industry’s aircraft manufacturers is minimizing the lead-time necessary to complete an unfinished “green” aircraft.  We believe our distinctive approach of delivering integrated assemblies and sub-assemblies addresses this challenge by providing our customers with entire pre-engineered, pre-wired and pre-plumbed modular cabin interiors and management systems ready for final integration into the aircraft.  We believe our totally integrated interior products enable our customers to reduce their lead times, supplier base and overall costs.

The Cabin Management Group is guided by our overall strategy to gain market leadership positions in high-growth segments of the aerospace industry by building more related product capabilities than any other company in the industry.  To that end, our Cabin Management Group has focused on pursuing two, closely related, strategic imperatives:

•                  Building Critical Mass in Cabin Interior Furnishings, Cabin Management Systems and Seating for the Business, VIP and Head-of-State Aircraft Markets.  Our Cabin Management Group is aggressively focused on broadening and deepening its product offerings to the business, VIP and head-of-state aircraft markets.  As a result of this strategy, we have increased revenue content per plane with our existing customer base and have successfully attracted new customers.

•                  Developing Capabilities to Provide Modular “Total Cabin Solutions” to the Business, VIP and Head-of-State Aircraft Market.  Consistent with our overall corporate strategy to build integrated system solutions, the Cabin Management Group is focused on aggregating its capabilities to provide partial or fully assembled modular business, VIP and head-of-state aircraft cabin interiors to its customers.

In order to meet these strategic objectives, we have aggressively pursued growth in our Cabin Management Group through selective acquisitions.

Products and Services

Our Cabin Management Group designs, engineers and manufactures a full line of customized, pre-fit products and provides related services.  Approximately 55% of our Cabin Management Group’s revenues in 2002 were from two customers, Textron and Bombardier.  Our products and services are in four broad categories, as summarized below.

Interior Furnishings

•                  entertainment and refreshment centers

•                  conference tables

•                  hi-low dining and coffee tables

•                  end tables

•                  cabinets

•                  arm and side ledges

•                  galleys

•                  lavatories

•                  vanities

•                  room enclosures

•                  cabinetry refurbishment services

•                  veneers

Seating

•                  executive track and swivel seats

•                  jump-seats

•                  divans, including models that convert to beds or contain storable tables

•                  upholstery services

Cabin Management Systems

•                  in-flight entertainment systems

•                  in-flight data network and communication systems

•                  cabin controls

•                  switches

Composite Components

•                  sound-dampening side walls and headliners

•                  passenger service units

•                  environmental (HVAC) ducting

•                  closets

Our interior furnishings products and services provided approximately 47% of our consolidated revenues during each of the years in the three year period ended December 31, 2002 and seating provided approximately 10% of our consolidated revenues during each of the years in the same three year period.  In addition, cabin management systems provided approximately 13% our consolidated revenues during the year ended December 31, 2000 compared to approximately 10% in 2001 and 7% in 2002.  Cabin management systems, as a percent of consolidated revenues, decreased subsequent to 2000 primarily as a result of the interior furnishings and seating companies we acquired during 2000.

Competition

The markets served by our Cabin Management Group are fragmented, with several competitors offering similar products and services.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.  Our Cabin Management Group generally faces competition from a group of smaller companies and enterprises, except for the business, VIP and head-of-state aircraft manufacturers and independent completion centers.  We believe that the principal competitive factors in the markets we serve are quality, price, timely deliveries and overall customer service.  Our principal competitors are summarized below.

Interior Furnishings

•                  BE Aerospace

•                  C & D Interiors

•                  Global Technology

•                  Hiller

•                  The Nordam Group

•                  Independent completion centers

•                  Business, VIP and head-of-state aircraft manufacturers and completion centers

Seating

•                  BE Aerospace

•                  Fisher (Germany)

Cabin Management Systems

•                  DPI Labs

•                  Honeywell Cabin Management Systems and Services

•                  IEC, International

•                  Rockwell Collins / Airshow

Composite Components

•                  AAR

•                  Fibre Art

•                  Plastic Fab

•                  Scale Composite Works

•                  The Nordam Group

Systems Integration Group

DeCrane’s Systems Integration Group contributed approximately 25% of our revenues from continuing operations for the year ended December 31, 2002.

Business Description

Our Systems Integration Group provides a range of aircraft retrofit, completion and refurbishment services, from conceptual design to Federal Aviation Administration certification, including engineering, manufacturing and installation.  One of our largest businesses in this group is the design, production and installation of auxiliary fuel systems, which extend the range of an aircraft.  We have an exclusive long-term contract through December 31, 2004 with Boeing Business Jet (“BBJ”) (which may be cancelled by BBJ at any time upon prior written notice) to design, manufacture and install auxiliary fuel systems on the BBJ, a Boeing 737-700IGW, and the BBJ2, a Boeing 737-800, and are one of only four world-wide approved BBJ/BBJ2 service centers.  During 2002, we delivered our first business, VIP and head-of-state aircraft interior completion on a BBJ2 aircraft and are under contract to perform an interior completion on a BBJ aircraft for delivery in 2003.

We also focus on regulatory authority safety mandates and believe we are the major supplier of integration kits for smoke detection and fire suppression in the cargo hold, and perform structural, avionics and mechanical systems modifications, including FAA certification of those modifications before returning an aircraft to service.

The aerospace industry is highly regulated in the United States by the FAA and similar regulatory agencies abroad, such as the European Joint Aviation Authorities (commonly referred to as the JAA), to ensure that aviation products and services meet stringent safety and performance standards.  As of July 29, 2003, there are only 33 companies world-wide that have the necessary Designated Alteration Station authorization to offer aircraft certification on behalf of the FAA.  Our Systems Integration Group is authorized to provide the full spectrum of services, from design to FAA certification, needed for timely retrofitting of an aircraft, thus providing a significant competitive advantage.

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

•                  Target Development of Specialty Products and Services Relating to Regulatory Authority Mandates.  Consistent with its first strategic imperative, our Systems Integration Group is also growing its capabilities in providing solution “kits” in response to FAA and JAA mandated aircraft upgrades.  Our Systems Integration Group has demonstrated the ability to identify and quickly respond to probable new regulatory authority mandates.  For example:

•                  Many domestic commercial airlines believe the FAA will issue a safety mandate requiring cockpit door video surveillance on every commercial aircraft traveling in U.S. domestic airspace in 2003 by no later than a specific compliance date.  In response, we consulted with commercial airlines and developed what we believe to be a low-cost, high quality cockpit door video surveillance system.  Our Sentry One™ system is based on an in-house developed camera control unit with integral power supplies and is combined with state-of-the-art extreme low light cameras and 5.6” video monitors.  Some airlines are voluntarily electing to install surveillance systems on their aircraft prior to the expected FAA mandate.  We have already received FAA approval for our Sentry One™ system on Boeing 737 aircraft and believe we will be successful in obtaining FAA approval for our system on other types of aircraft as well.

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

Auxiliary Fuel Systems and Power Units.  We design, engineer, manufacture and install auxiliary fuel systems for business, VIP, head-of-state and commercial aircraft.  Our unique design and construction have made us a leader in the auxiliary fuel system market.  We also manufacture auxiliary power units, which provide ground power to corporate jets made by Bombardier, Cessna, Gulfstream, Learjet and Raytheon.  These products and services provided approximately 15% of our consolidated revenues during the year ended December 31, 2002 and 14% during each of the years in the two year period ended December 31, 2001.

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

Aircraft Completion and Modification Services.  We are one of only three world-wide approved Boeing Business Jet Service Centers providing extensive completion, modification and integration services to the business, VIP and head-of-state aircraft market.

Retrofit and Refurbishment Services.  We also provide retrofit and refurbishment services, including engineering, kit manufacturing, installation and certification, to both commercial and business, VIP and head-of-state aircraft customers.

Competition

The markets served by our Systems Integration Group are fragmented with several competitors offering similar products and services.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.  Our Systems Integration Group generally faces competition from a group of smaller companies and enterprises, except for the business, VIP and head-of-state aircraft manufacturers and independent completion centers.  We believe that the principal competitive factors in the markets we serve are quality, price, timely deliveries and overall customer service.  Our principal competitors are summarized below.

Auxiliary Fuel Systems and Power Units

•                  Marshalls (United Kingdom)

•                  Pfalz Flugewerke (Germany)

Auxiliary Power Units (Integration Only)

•                  Honeywell

•                  Sundstrand

Aircraft Modification Services

•                  Associated Air Center

•                  Jet Aviation (United States and Switzerland)

•                  Lufthansa (Germany)

Cabin and Flight Deck Systems Integration and Retrofit and Refurbishment Services

•                  ARINC

•                  Aviation Sales

•                  Boeing Aircraft Services

•                  Flight Structures

•                  In-house engineering departments of commercial airlines

•                  Numerous independent airframe maintenance and modification companies

Specialty Avionics Group (Discontinued Operations)

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we sold the Specialty Avionics Group on May 23, 2003.  As a result, the group is reflected as a discontinued operation in this report.  The information below is presented to provide a historical perspective on the group’s operations.  The Specialty Avionics Group contributed approximately 29% of our combined revenues from both continuing and discontinued operations for the year ended December 31, 2002.

Business Description

The Specialty Avionics Group supplied aircraft avionics components to the commercial and military aircraft markets as well as to several avionics systems suppliers including Honeywell and Rockwell Collins.  The group focused on assembling design, engineering and manufacturing capabilities across several specialty avionics product categories, including cockpit and cabin audio management systems, flight deck visual display and communication systems, power and control devices, and specialty interconnect solutions such as contacts, connectors and various harness assemblies.  The Specialty Avionics Group is also a leading manufacturer of high quality electrical contacts for military and aviation applications.

Products and Services

The Specialty Avionics Group designed, engineered and manufactured electronic components, electronic display devices and interconnect components and assemblies.  Approximately 15% of the Specialty Avionics Group’s revenues in 2002 were from Boeing.  The products offered are described below.

Cockpit and Cabin Audio, Communication, Lighting and Power and Control Devices.  The Specialty Avionics Group is a leading manufacturer of cockpit audio, lighting and power and control devices, including selective calling system decoders, used in commercial, regional and business, VIP and head-of-state aircraft.  The group also manufactured a variety of other commercial aircraft safety system components, including warning tone generators, temperature and de-icing monitoring systems, steep approach monitors and low voltage power supplies for traffic collision avoidance systems.  These products have provided approximately 13% of our combined revenues from both continuing and discontinued operations over the last three years.

Electrical Contacts.  Contacts conduct electronic signals or electricity and are installed at the terminus of a wire or an electronic or electrical device.  The group supplies precision-machined contacts for use in connectors found in virtually every electronic and electrical system on a commercial aircraft.  The group sells contacts directly to aircraft and related electronics manufacturers and through its private labeling programs to several major connector manufacturers who sell connectors to the same markets under their brand name.  The contacts are also widely used in military aircraft as well as a variety of commercial and defense telecommunication and data communication applications.

Connectors and Harness Assemblies.  Electronic and electrical connectors link wires and devices in avionics systems, and permit their assembly, installation, repair and removal.  The group’s connectors are specially manufactured to meet the critical performance requirements demanded by manufacturers and required in the harsh environment of an operating aircraft.  The group produces connectors that are used in aircraft galleys, flight decks and control panels in the passenger cabin, in addition to producing wire harness assemblies for use in cabin avionics systems, including wire, connectors, contacts and hardware.  Harness assemblies are typically sold to manufacturers of aircraft electronic systems.

Liquid Crystal Display Devices.  The group manufactures a wide variety of displays in both dichroic and twisted nematic formats, as well as LCD modules used in commercial and military aircraft.  LCD modules are liquid crystal displays packaged with a backlight source, and additional mechanical and electronic components that are plug-and-play ready for a customers’ instrument display applications.  Dichroic displays perform best in situations with high ambient lighting and low backlighting.  Twisted nematic displays are suited for situations where a strong backlight is required.  LCD products are used in a variety of flight deck applications such as auto pilot flight control systems, fuel quantity indicators, exhaust gas temperature indicators, airborne communications, navigation and safety systems and transportation signage.  Dichroic and twisted nematic liquid crystal display products are widely used in the aerospace industry because they are easily adapted to custom design and possess a variety of high performance characteristics, including wide viewing angles, high readability in sunlight and the ability to withstand wide temperature fluctuations.  The group also manufactures a variety of electronic clock instruments for commercial and military aircraft, including fixed wing and rotary wing, all of which use the group’s LCD devices.

Wire Marking and Crimping Equipment.  The group designs and manufactures surface preparation and wire marking systems.  Products include laser and inkjet marking systems, atmospheric plasma systems and automatic crimping systems.  The products are used in the aerospace, defense, medical device and biomedical industries, principally wire and cable fabricators, wire processors, fiber optics manufacturers and consumer-based products manufacturers.

Competition

The markets served by the Specialty Avionics Group are fragmented, with several competitors offering similar products and services.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.  The Specialty Avionics Group generally faces competition from large, diversified companies that produce a broad range of products.  We believe that the principal competitive factors in the markets we serve are product innovations, technological superiority and performance, quality, price, timely deliveries and overall customer service.  The principal competitors are summarized below.

Cockpit and Cabin Audio, Communication, Lighting and Power and Control Devices

•                  Baker Electronics

•                  Diehl GmbH (Germany)

•                  Gables Engineering

•                  Korry

•                  Team (France)

Electrical Contacts

•                  Deutsch

•                  Lemco

•                  Several small contact blank suppliers

Connector and Harness Assemblies

•                  AMP (connectors)

•                  Carlyle (harness assemblies)

•                  Electronic Cable Specialists (harness assemblies)

•                  ITT Cannon (connectors)

•                  Radiall S.A. (France) (connectors)

Liquid Crystal Displays and Chronometers

•                  Air Precision

•                  Davtron

•                  DCI (LCD’s only)

•                  Electronique Martin (LCD’s only)

•                  Smiths Group

Other Information

Acquisitions and Dispositions

Disposition of the Specialty Avionics Group

On May 23, 2003, we consummated the sale of our equity interests in the companies comprising the Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC.  The aggregate selling price was $140.0 million in cash, subject to a post-closing selling price adjustment for the amount of working capital at closing.  We used $130.0 million of the proceeds from the sale to repay borrowings under our senior credit facility, as amended.  The sale of the Specialty Avionics Group is not expected to affect the operations of our remaining operating groups.  The Specialty Avionics Group is reflected as a discontinued operation in this report.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The Specialty Avionics Group consisted of Avtech Corporation of Seattle, Washington, Aerospace Display Systems, LLC of Hatfield, Pennsylvania, and Tri-Star Electronics International, Inc. of El Segundo, California.

Companies Acquired by DeCrane Aircraft

During the five years ended December 31, 2002, DeCrane Aircraft has acquired the stock or assets of eight significant businesses, as such term is defined by Securities and Exchange Commission rules, as follows:

Cabin Management Group

•                  all of the common stock of Precision Pattern, Inc., a Kansas-based designer and manufacturer of interior furniture components for business, VIP and head-of-state aircraft, on April 23, 1999;

•                  substantially all of the assets of Custom Woodwork & Plastics, Inc., a Georgia-based designer and manufacturer of interior furniture components for business, VIP and head-of-state aircraft, on August 5, 1999;

•                  substantially all of the assets of PCI NewCo, Inc., a Kansas-based manufacturer of composite material and components for business, VIP and head-of-state aircraft, on October 6, 1999;

•                  substantially all of the assets of The Infinity Partners, Ltd., a Texas-based designer and manufacturer of interior furniture components for middle- and high-end business, VIP and head-of-state aircraft, on December 17, 1999;

•                  substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

•                  all of the common stock of ERDA, Inc. (subsequently renamed DeCrane Aircraft Seating Co., Inc.), a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000;

Specialty Avionics Group

•                  all of the common stock of Avtech Corporation, a Washington-based designer and manufacturer of avionics components for commercial and business, VIP and head-of-state aircraft, on June 26, 1998; and

Systems Integration Group

•                  all of the common stock of PATS, Inc., a Maryland-based designer, manufacturer and installer of auxiliary fuel systems for business, VIP and head-of-state aircraft and a manufacturer of aircraft auxiliary power units, on January 22, 1999.

All of the acquisitions were accounted for as purchases.  We have used the acquired assets to manufacture products similar to those previously manufactured by the companies prior to their acquisition.  Our financial statements reflect the acquired companies subsequent to their respective acquisition dates.  Our more recent acquisitions are described in Note 2 accompanying our financial statements included in this report.

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

Customers

We estimate that our Cabin Management Group currently sells its products and services to approximately 800 customers and our Systems Integration Group sells its products and services to approximately 200 customers.  Our primary customers include manufacturers of business, VIP and head-of-state aircraft, airlines and aircraft repair and modification companies.

The following customers accounted for 10% or more of our consolidated revenues from continuing operations for the year ended December 31, 2002.  Historical data for the three years ended December 31, 2002 is presented in Note 17 accompanying our consolidated financial statements included in this report.

Significant Customers	Cabin Management Group	Systems Integration Group	Consolidated Total

Percent of consolidated revenues:
Textron (1)	23.5%	—%	23.5%
Bombardier	16.0	1.4	17.4
Boeing (2)	1.4	14.0	15.4
Consolidated revenues	40.9%	15.4%	56.3%

Percent of group revenues (3):
Textron (1)	31.3%	—%
Bombardier	21.4	5.4
Boeing (2)	1.9	56.0
Group revenues	54.6%	61.4%

(1)                                  Includes Cessna.

(2)                                  Reflects only our direct revenues from Boeing.  Our Systems Integration Group’s revenues from Boeing result from auxiliary fuel systems for the Boeing Business Jet.

(3)                                  Inter-group revenues are eliminated against the group originating the sale.

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

Backlog

As of December 31, 2002, we had an aggregate sales order backlog from continuing operations of $66.8 million compared to $99.5 million as of December 31, 2001, as follows:

	December 31,
(In thousands)	2002	2001

Cabin Management	$31,679	$43,653
Systems Integration	35,126	55,865
Consolidated totals	$66,805	$99,518

Orders are usually filled within twelve months; however, backlog totaling $9.4 million as of December 31, 2002 is scheduled for delivery in 2004 and beyond as follows: Cabin Management – $0.7 million; and Systems Integration – $8.7 million.  Orders may be subject to cancellation by the customer prior to shipment.  The level of unfilled orders at any given date will be materially affected by when we receive orders and how fast we fill them.  Period-to-period comparisons of backlog figures may not be meaningful.  For that reason, our backlogs do not necessarily accurately predict actual shipments or sales for any future period.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions are all adversely impacting the aerospace industry.  We are not able to predict the continuing impact these events will have in future periods.  However, given the magnitude of these events, the adverse impact could be material.

Employees

As of December 31, 2002, we had 2,176 employees: 1,117 in our Cabin Management Group; 733 in our Specialty Avionics Group (discontinued operations); 313 in our Systems Integration Group; and 13 in our corporate office.  None of our employees is subject to a collective bargaining agreement, and we have not experienced any material business interruption as a result of labor disputes.  We believe that we generally have a good relationship with our employees.

Research and Development

We continually evaluate opportunities to improve our product offerings and develop new products that incorporate new technologies to meet the demands of our customers and the FAA.  Total expenditures by continuing operations were $0.1 million for the year ended December 31, 2002, $0.7 million during the year ended December 31, 2001 and $1.6 million during the year ended December 31, 2000.

Financial Information About Geographic Areas

Financial information about our revenues and assets by geographic area are included in Note 17 accompanying our financial statements included in this report.

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

Raw Materials and Component Parts

The components we manufacture require the use of various raw materials including aluminum, hardwoods and plastics.  The availability and prices of these materials may fluctuate.  The cost of such raw materials is a significant component in, and part of, the sales price of many of our products.  Although some of our contracts have prices tied to raw materials prices, we cannot always recover raw material price increases in our product sale price.  We also purchase a variety of manufactured sub-component parts from various suppliers.  Raw materials and component parts are generally available from multiple suppliers at competitive prices.  However, any delay in our ability to obtain necessary raw materials and component parts may affect our ability to meet customer production needs.

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

After obtaining a Supplemental Type Certificate, a manufacturer must apply for a Parts Manufacturer Approval from the FAA, or a supplement to an existing Parts Manufacturer Approval, which permits the holder to manufacture and sell installation kits according to the approved design and data package.  We have six Parts Manufacturer Approvals and approximately 160 supplements to those approvals.  In general, each initial Parts Manufacturer Approval is an approval of a manufacturing or modification facility’s production quality control system.  Each Parts Manufacturer Approval supplement authorizes the manufacture of a particular part in accordance with the requirements of the corresponding Supplemental Type Certificate.  We routinely apply for and receive such Parts Manufacturer Approval supplements.  In order to perform the actual installations of a modification, we are also required to have FAA approval.  This authority is contained either in our Parts Manufacturer Approvals and related supplements, or in our repair station certificates.  In order for a company to perform most kinds of repair, engineering, installation or other services on aircraft, its facility must be designated as an FAA-authorized repair station.  As of December 31, 2002, we had seven authorized repair stations and employed approximately 100 FAA certified representatives.

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

Environmental Matters

Our facilities and operations are subject to various federal, state, local, and foreign environmental laws and regulations, including those relating to discharges to air, water, and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances.  In addition, some environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”) and similar state laws, impose strict liability upon persons responsible for releases or potential releases of hazardous substances.  That liability generally is retroactive, and may create “joint and several” liability among multiple parties who have some relationship to a site or a source of waste, such as a current or former owner or operator of real property or a party who arranges to transport wastes to a third-party site.  We have sent waste to treatment, storage, or disposal facilities that have been designated as National Priority List sites under CERCLA or equivalent listings under state laws.  We have received CERCLA requests for information or allegations of potential responsibility from the Environmental Protection Agency regarding our use of several of those sites.  In addition, some of our operations are located on properties that are contaminated to varying degrees.

We have not incurred, nor do we expect to incur, liabilities in any significant amount as a result of the foregoing matters because in most of these cases other entities have been held primarily responsible, the levels of contamination are sufficiently low so as not to require remediation, or we are indemnified against such costs.  However, in a few cases, we do not have sufficient information to assess our potential liability, if any.  In addition, it is possible, given the potentially retroactive nature of environmental liability, that we will receive additional notices of potential liability relating to current or former activities.

We believe that we have no liabilities under environmental laws and regulations, except for liabilities which we do not expect would likely have a material adverse effect on our business, financial position, results of operations or cash flows.  However, some risk of environmental liability is inherent in the nature of our business, and we might in the future incur material costs to meet current or more stringent compliance, cleanup, or other obligations pursuant to environmental laws and regulations.

In connection with the sale of the Specialty Avionics Group, we have agreed to indemnify the buyer for all pre-closing releases of hazardous materials at any of Avtech’s facilities up to a maximum amount of $5.0 million.

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

In addition to the 252,000 square feet of facilities used by the Specialty Avionics Group, an additional 32,000 square feet of owned facilities not in use and subleased to others was transferred to the buyer in connection with our sale of the group in 2003.  The sale of the Specialty Avionics Group will not have an impact on the utilization of our remaining facilities.

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

ITEM 6.                                                     SELECTED FINANCIAL DATA

	(1)
					1998
(In thousands)	Year Ended December 31,				Four Months Ended December 31, 1998	Eight Months Ended August 31, 1998
	2002	2001	2000	1999
						(Predecessor) (2)
Statement of Operations Data:
Revenues	$229,841	$272,112	$236,501	$131,547	$17,945	$27,518
Cost of sales (3)	170,485	196,866	155,134	90,103	12,011	17,759

Gross profit	59,356	75,246	81,367	41,444	5,934	9,759

Selling, general and administrative expenses (4)	40,318	45,429	33,345	26,812	5,442	14,188
Impairment of goodwill (5)	—	8,583	—	—	—	—
Amortization of intangible assets (6)	3,540	12,436	10,628	5,938	748	615

Operating income (loss)	15,498	8,798	37,394	8,694	(256)	(5,044)

Interest expense (7)	25,376	29,645	27,181	15,874	4,687	512
Minority interest in preferred stock of subsidiary (8)	5,841	5,061	2,274	—	—	—
Other expenses, net (9)	505	634	277	855	64	595

Income (loss) from continuing operations before provision for income taxes	(16,224)	(26,542)	7,662	(8,035)	(5,007)	(6,151)
Provision for income taxes (benefit) (10)	(3,621)	(3,933)	4,607	(2,102)	(3,861)	(2,172)

Income (loss) from continuing operations	(12,603)	(22,609)	3,055	(5,933)	(1,146)	(3,979)

Income (loss) from discontinued operations, net of tax (11)	(41,396)	3,546	(1,727)	1,578	807	7,168
Cumulative effect of change in accounting principle (12)	(17,828)	—	—	—	—	—
Extraordinary loss from debt refinancing (13)	—	—	—	—	(2,229)	—
Net income (loss)	$(71,827)	$(19,063)	$1,328	$(4,355)	$(2,568)	$3,189

Net income (loss) applicable to common stockholders	$(79,826)	$(26,034)	$(4,746)	$(9,649)	$(4,210)	$3,189

Other Financial Data:
Restructuring, asset impairment and other related charges (14)	$17,255	$25,834	$—	$9,935	$—	$—
Depreciation and amortization (15)	10,612	20,364	15,086	8,315	1,004	1,279
Capital expenditures:
Paid in cash	4,356	10,191	20,193	4,077	801	272
Financed with capital lease obligations	67	4,376	105	1,012	—	—

Other Operating Data:
Bookings (16)	$197,132	$252,800	$238,546	$170,547	$19,759	$31,660
Backlog at end of period (17)	66,805	99,518	118,830	107,634	20,888	19,583

	As of December 31, (in thousands) (1)
(In thousands)	2002	2001	2000	1999	1998

Balance Sheet Data:
Cash and cash equivalents	$12,421	$9,478	$7,706	$7,899	$3,831
Working capital (18)	196,176	81,656	61,398	32,412	49,033
Total assets (18)	548,967	645,711	664,254	531,842	330,927
Total debt (19)	381,017	399,268	381,513	314,936	185,807
Mandatorily redeemable securities (20)	96,303	82,463	70,431	41,178	35,884
Stockholders’ equity (deficit)	(27,271)	48,167	74,190	66,595	61,625

See accompanying Notes to Selected Financial Data.

Notes to Selected Financial Data:

(1)                      Reflects historical selected consolidated financial data derived from the audited consolidated financial statements and related notes for the periods, reclassified to reflect the Specialty Avionics Group as a discontinued operation.

Also reflects the results of operations and financial position of companies we acquired for all periods subsequent to their respective acquisition dates as follows:

Company Acquired	Date Acquired
• Coltech (a component of discontinued operations)	August 31, 2000
• DeCrane Aircraft Seating Co. (formerly ERDA)	June 30, 2000
• Carl F. Booth & Co.	May 11, 2000
• Infinity	December 17, 1999
• International Custom Interiors	October 8, 1999
• PCI NewCo	October 6, 1999
• Custom Woodwork	August 5, 1999
• Precision Pattern	April 23, 1999
• PATS	January 22, 1999
• Dettmers	June 30, 1998
• Avtech (a component of discontinued operations)	June 26, 1998

(2)                      Reflects DeCrane Aircraft’s results of operations and financial position prior to (predecessor) the DLJ acquisition.

(3)                      Includes charges to reflect:

•                  our restructuring activities as follows:

•                  a $6.9 million noncash inventory write-down, a $2.6 million charge for estimated losses on uncompleted long-term contracts and $1.2 million of other charges during the twelve months ended December 31, 2002;

•                  a $1.8 million noncash inventory write-down, a noncash write-off of $7.9 million of curtailed product development costs and charges totaling $3.9 million for the realignment of production programs between facilities during the twelve months ended December 31, 2001; and

•                  a $6.0 million noncash inventory write-down during the twelve months ended December 31, 1999; and

•                  cost of sales based on the fair value of inventory acquired of $1.6 million during the twelve months ended December 31, 1999 in connection with the Precision Pattern and Custom Woodworks acquisitions and $0.7 million during the four months ended December 31, 1998 in connection with the DLJ acquisition.

(4)                      Includes charges of:

•                  our restructuring activities as follows:

•                  $6.5 million during the year ended December 31, 2002, $3.9 million of which was a noncash asset impairment write-down;

•                  $3.7 million during the year ended December 31, 2001, $1.3 million of which was a noncash asset impairment write-down;

•                  $3.9 million during the year ended December 31, 1999, $1.3 million of which was a noncash asset impairment write-down; and

•                  $3.6 million during the eight months ended August 31, 1998 for non-capitalized transaction costs associated with the DLJ acquisition.

(5)                      Reflects noncash goodwill impairment charges, including charges resulting from our restructuring activities.

(6)                      For the five years ended December 31, 2002, reflects the amortization of identifiable intangible assets.  For periods prior to January 1, 2002, also reflects the amortization of goodwill as follows: 2001 – $9.1 million; 2000 – $7.8 million; 1999 – $3.8 million; 1998 – $0.5 million (four months) and $0.6 million (eight months).  Starting January 1, 2002, goodwill is no longer amortized but instead subject to annual impairment testing with a loss charged to operations in the period in which impairment occurs, as required by SFAS No. 142, “Goodwill and Other Intangible Assets.”

(7)                      Excludes interest expense attributable to the Specialty Avionics Group, which is classified as a component of the income or loss from discontinued operations, as described in Note 11 below.

(8)                      Reflects accrued dividends and redemption value accretion on DeCrane Aircraft’s 16% mandatorily redeemable preferred stock.

(9)                      For the eight months ended August 31, 1998, reflects a $0.6 million charge for costs incurred in connection with a debt offering terminated as a result of the DLJ acquisition.

(10)                For the four months ended December 31, 1998, includes a $2.6 million benefit from the reduction of the deferred tax valuation allowance.  Excluding the effect of the valuation allowances, the provision for income taxes differs from the amount determined by applying the applicable U.S. statutory federal rate to the income before income taxes primarily due to the effects of state income taxes and non-deductible expenses, principally goodwill impairment charges and amortization (for periods prior to January 1, 2002) and minority interest in preferred stock of subsidiary.  The difference in the effective tax rates between periods is mostly a result of the relationship of non-deductible expenses to the loss before income taxes.

(11)                Reflects the net income or loss of the Specialty Avionics Group, which was sold on May 23, 2003 and therefore is classified as a discontinued operation during the periods and includes charges to reflect:

•                  a $39.3 million noncash charge during the six months ended June 30, 2002 and the year ended December 31, 2002 to reflect the cumulative effect of the change in accounting principle for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002; and

•                  interest expense attributable to the Specialty Avionics Group as follows:

					1998
(In thousands)	Year Ended December 31,				Four Months Ended December 31, 1998	Eight Months Ended August 31, 1998
	2002	2001	2000	1999
						(Predecessor)
Interest expense associated with:
Senior bank credit facility debt required to be repaid	$7,720	$8,439	$13,337	$10,875	$1,739	$1,077
Debt obligations assumed by the buyer	798	917	1,105	1,154	441	761
Interest expense attributable to discontinued operations	$8,518	$9,356	$14,442	$12,029	$2,180	$1,838

Interest expense on senior bank credit facility debt required to be repaid reflects allocated interest expense attributable to senior bank credit facility debt which was required to be repaid with the proceeds from the sale.  For the four years ended December 31, 2002, the allocation is computed on $130.0 million of debt repaid.  For the four months ended December 31, 1998, the allocation is computed on $63.3 million of debt attributable to the group subsequent to the DLJ acquisition.  For the eight months ended August 31, 1998, the allocation is computed on $83.6 million of debt attributable to the Avtech acquisition on June 26, 1998.  Interest expense was based on the historical interest rates charged during each of the periods.

(12)                Reflects the noncash charge, net of $0.9 million tax benefit, for the impairment of goodwill upon adoption of SFAS No. 142 on January 1, 2002.

(13)                Reflects the write-off of deferred financing costs, net of an income tax benefit, as a result of the repayment of our then existing indebtedness in connection with the DLJ acquisition and the refinancing of the bridge notes during the four months ended December 31, 1998.

(14)                Reflects the total restructuring, asset impairment and other related charges incurred during the periods related to our restructuring activities.

(15)                Reflects depreciation and amortization of plant and equipment, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142) and other intangible assets.  Excludes amortization of deferred financing costs and debt discounts, which are classified as a component of interest expense.

(16)                Bookings represent the total invoice value of purchase orders received during the period.

(17)                Backlog represents the total invoice value of unfilled purchase orders at the end of the period.  Orders may be subject to cancellation by the customer prior to shipment.  The level of unfilled orders at any given date during the year will be materially affected by the timing of our receipt of orders and the speed with which those orders are filled.

(18)                Includes amounts attributable to the Specialty Avionics Group, which is reflected as a discontinued operation, as follows:

	As of December 31, (in thousands)
(In thousands)	2002	2001	2000	1999	1998

Working capital:
Continuing operations	$55,363	$39,862	$20,480	$(1,992)	$14,850
Discontinued operations	140,813	41,794	40,918	34,404	34,183
Total working capital	$196,176	$81,656	$61,398	$32,412	$49,033

Total assets:
Continuing operations	$388,226	$423,272	$429,812	$305,685	$95,640
Discontinued operations	160,741	222,439	234,442	226,157	235,287
Total assets	$548,967	$645,711	$664,254	$531,842	$330,927

(19)                Total debt is defined as long-term debt, including current portion.

(20)                Reflects DeCrane Holdings mandatorily redeemable 14% preferred stock and includes DeCrane Aircraft 16% mandatorily redeemable preferred stock as of December 31, 2002, 2001 and 2000, which is reflected as minority interest in preferred stock of subsidiary in our consolidated financial statements.

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

As we originally described in our initial Form 10-K for the year ended December 31, 2002, our failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, our independent accountants qualified their report on our audited financial statements for the year ended December 31, 2002 with respect to our ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings alleviated our independent accountants’ doubt about our ability to continue as a going concern.  As a result, our independent accountants issued a revised, unqualified report on our financial statements, which is included in this Amendment No. 1 to our Form 10-K for the year ended December 31, 2002.  See “—Liquidity and Capital Resources–Recent Developments Affecting Financial Condition and Liquidity” below for additional information.

The sale of the Specialty Avionics Group is not expected to affect the operations of the remaining operating groups.  As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in our consolidated financial statements and our discussion below of our results of operations reflects only continuing operations for all periods.

Industry Overview and Trends

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the three civil aircraft markets: business, VIP and head-of-state aircraft and, to a lesser extent, commercial and regional aircraft.  Weak global economic conditions, which were exacerbated by the September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle Eastern military conflicts and the Severe Acute Respiratory Syndrome, or SARS, epidemic are all adversely impacting the aerospace industry and have led to a decrease in demand for business, VIP and head-of-state aircraft.  In response to certain of these adverse conditions, we have announced and implemented a series of restructuring activities designed to reduce expenses and conserve working capital.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

The business, VIP and head-of-state aircraft portion of our business experienced weakness during 2002 and will continue to experience weakness throughout 2003 as evidenced by various manufacturers’ announced plans to temporarily suspend production at various times throughout the year in response to the weak demand for new aircraft.  However, we believe business, VIP and head-of-state aircraft deliveries may experience a modest recovery in 2004 and continuing recovery thereafter.  The commercial aircraft portion of our business, which subsequent to the sale of the Specialty Avionics Group accounts for less than 5% of consolidated revenues, also experienced significant weakness in 2002 and we believe this condition will continue through 2003 and into 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions that we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

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

Adjusted EBITDA.  Our discussion of the results of operations includes discussions of financial measures determined in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as well as the financial measure Adjusted EBITDA, which excludes certain charges reflected in our GAAP basis financial statements.  Our presentation of Adjusted EBITDA is in accordance with the GAAP requirements of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which requires us to report the primary measure of segment performance we use to evaluate and manage our businesses.

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

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

Revenues.  Revenues decreased $42.3 million, or 15.5%, to $229.8 million for the year ended December 31, 2002 from $272.1 million for the year ended December 31, 2001.  By segment, revenues changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(33.2)	(16.1)%
Systems Integration	(9.5)	(14.0)
Inter-group elimination	0.4
Total	$(42.3)

Cabin Management.  Revenues decreased by $33.2 million, or 16.1% compared to the prior year.  The decrease, which is across most of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2002 decrease consists of:

•                  a $22.4 million decrease in aircraft furniture and related products revenues;

•                  a $9.8 million decrease in cabin management and entertainment systems revenues; and

•                  a $6.1 million decrease in seating products revenues; offset by

•                  a $5.1 million increase in other product and services revenues.

The revenue decrease was caused by lower order volume from our customers as opposed to a loss of customers or price reductions.  The decrease in order volume is attributable to weak global economic conditions and the impact these conditions are having on manufacturers of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide to them.  Weak global economic conditions have reduced the amount of discretionary income available to purchase and operate these types of aircraft.  As a result, the manufacturers of these aircraft have experienced a decrease in orders for new aircraft which, in turn, reduces the orders our customers place with us.

Revenues from Textron and Bombardier, our principal customers, decreased $15.0 million compared to the prior year as a result of the decrease in orders and resulting production of aircraft they are experiencing due to the economic downturn.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues decreased by $9.5 million, or 14.0% compared to the prior year, due to:

•                  a $7.5 million decrease in the commercial aircraft systems integration and engineering services we provide resulting from the aftermath of September 11th, and resulting down-turn in the commercial airline industry; the airline industry’s corresponding reduction in the size of its operating fleet and the delay or postponement retrofit and refurbishment programs for the remaining operational fleet reduced demand for our integration and engineering services; and

•                  a $2.0 million decrease resulting from reduced demand for our business, VIP and head-of-state aircraft products and services due to the adverse impact weak global economic conditions are having on the demand for those types of aircraft as follows:

•                  a $5.6 million decrease in BBJ auxiliary fuel systems revenues; offset by

•                  a $3.6 million increase in our aircraft completion and modification revenues, principally resulting for our first aircraft interior completion during 2002.

Gross profit.  Gross profit decreased $15.9 million, or 21.1%, to $59.3 million for the year ended December 31, 2002 from $75.2 million for the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(10.7)	(21.7)%
Systems Integration	(5.3)	(20.3)
Inter-group elimination	0.1
Total	$(15.9)

Cabin Management.  Gross profit decreased by $10.7 million, or 21.7% compared to the prior year, primarily due to:

•                  a $6.6 million net decrease caused by charges related to our 2001 and 2002 restructuring activities;

•                  a $3.8 million decrease in profit margins due to lower volume for our business, VIP and head-of-state aircraft furniture and seating products, and

•                  a $0.3 million decrease in gross profit related to lower volume for our cabin management and entertainment systems.

Systems Integration.  Gross profit decreased by $5.3 million, or 20.3% compared to the prior year, primarily due to $4.1 million of other asset impairment related charges and lower sales volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.1 million, or 11.3%, to $40.3 million for the year ended December 31, 2002, from $45.4 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$(1.9)	(7.3)%
Systems Integration	(2.1)	(22.0)
Corporate	(1.1)
Total	$(5.1)

Cabin Management.  SG&A expenses decreased by $1.9 million, or 7.3% compared to the prior year, due to:

•                  a $4.7 million decrease in expenses as a result of cost reduction measures implemented in 2001 and 2002 in response to lower sales volume resulting from the weak global economic conditions; offset by

•                  a $2.8 million increase caused by charges relating to our 2001 and 2002 restructuring activities.

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

Impairment of goodwill.  In 2001, an $8.6 million impairment charge was recognized pursuant to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to reflect the impairment resulting from our restructuring activities.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $9.8 million to $10.6 million for the year ended December 31, 2002 compared to $20.4 million for the same period last year, primarily resulting from the adoption of new accounting standards, as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.7)	(14.2)%
Selling, general and administrative expense	(0.2)	(5.1)
Amortization of intangible assets:
Goodwill	(9.1)	(100.0)
Identifiable intangible assets	0.2	5.0
Total	$(9.8)

Effective January 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Under these new standards, goodwill is deemed to be an indefinite-lived asset and, as a result, the recording of periodic goodwill amortization charges was discontinued effective January 1, 2002.  In addition, SFAS No. 141 requires that intangible assets relating to acquired assembled workforce intangibles not meeting the criteria for recognition apart from goodwill be reclassified to goodwill.  Goodwill amortization was $9.1 million for the year ended December 31, 2001, which includes $1.1 million of assembled workforce amortization, now deemed part of goodwill.  See “—Goodwill Impairment Charges” below for additional information.

Excluding the effect of the accounting change, depreciation and amortization decreased $0.9 million as a result of lower depreciable costs resulting from the impairment of long-lived assets recorded during the fourth quarter of fiscal 2001 and 2002, partially offset by additional depreciation resulting from capital expenditures during the period.

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

Cabin Management.  Adjusted EBITDA decreased by $12.9 million, or 28.3% compared to the prior year, primarily due to:

•                  a $9.3 million decrease related principally to lower revenues in our business, VIP and head-of-state aircraft furniture and seating operations; and

•                  a $3.6 million decrease resulting from lower sales volume for our cabin management and entertainment systems.

Systems Integration.  Adjusted EBITDA increased by $0.9 million, or 5.4% compared to the prior year, primarily the result of reduced SG&A spending resulting from workforce reductions.

Operating income.  Operating income increased $6.7 million to $15.5 million for the year ended December 31, 2002, from $8.8 million for the same period last year.  Operating income changed as follows:

	Increase (Decrease) From 2001
(In millions)	Amount	Percent

Cabin Management	$2.7	55.9%
Systems Integration	1.4	18.1
Corporate	2.5
Inter-group elimination	0.1
Total	$6.7

Cabin Management.  Operating income increased by $2.7 million, or 55.9% compared to the prior year, primarily due to:

•                  a $10.7 million decrease in gross profit primarily caused by charges related to our restructuring activities and due to lower volume for our business, VIP and head-of-state aircraft furniture and seating products; offset by

•                  a $1.9 million decrease in SG&A resulting from cost reduction measures and restructuring charges;

•                  a $5.0 million decrease in goodwill impairment; and

•                  a $6.7 million decrease in amortization of intangibles.

Systems Integration.  Operating income increased by $1.4 million, or 18.1% compared to the prior year, primarily due to:

•                  a $5.2 million decrease in gross profit due to other asset impairment related charges and lower sales volumes; offset by

•                  a $2.2 million decrease in SG&A resulting from lower labor and employee benefit costs;

•                  a $3.5 million decrease in goodwill impairment; and

•                  a $0.9 million decrease in amortization of intangibles.

Corporate.  Operating income increased $2.5 million compared to the prior year, due to principally to reduced SG&A spending.

Interest expense.  Interest expense decreased $4.3 million, or 14.4%, to $25.4 million for the year ended December 31, 2002 compared to $29.7 million for the same period last year due almost entirely to lower average interest rates charged by our lenders.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.8 million to $5.8 million for the year ended December 31, 2002 compared to $5.0 million for the same period last year.  Minority interest reflects accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

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

Loss from continuing operations.  Loss from continuing operations decreased $10.0 million to a loss of $12.6 million for the year ended December 31, 2002, compared to a loss of $22.6 million for the same period last year.  The decrease in loss from continuing operations is attributable to:

•                  an $8.9 million decrease in amortization of goodwill and intangible assets resulting from the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002;

•                  an $8.6 million decrease in goodwill impairment charges; and

•                  a $4.3 million decrease in interest expense; offset by

•                  an $11.0 million loss increase principally resulting from reduced profits caused by lower revenues; and

•                  a $0.8 million increase in minority interest in preferred stock of subsidiary.

Income (loss) from discontinued operations.  Income from discontinued operations decreased $44.9 million to a loss of $41.4 million for the year ended December 31, 2002 compared to income of $3.5 million for the same period last year.  The change in income (loss) from discontinued operations is attributable to:

•                  a $39.4 million charge in 2002 to reflect the cumulative effect on discontinued operations of the change in accounting principle associated with initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets;” and

•                  a $7.7 million charge in 2002 to reflect the additional impairment of goodwill in connection with the annual impairment testing provisions of SFAS No. 142; and

•                  a $3.1 million loss increase principally resulting from reduced profits caused by lower revenues; offset by

•                  a $5.3 million reduction in goodwill amortization expense resulting from discontinuance of periodic amortization charges pursuant to SFAS No. 142.

The $39.4 million and $7.7 million charges in 2002 are attributable to the goodwill impairment of one of the three reporting units within the Specialty Avionics Group.  Aggregate goodwill was $126.5 million as of December 31, 2001 and $80.7 million as of December 31, 2002, after the $47.1 million 2002 impairment charges and a $1.3 million reclassification of intangible assets in connection with the adoption of SFAS No. 142.  See “—Goodwill Impairment Charges” below for additional information.

Cumulative effect of change in accounting principle.  The $17.8 million charge to reflect the cumulative effect of change in accounting principle for the year ended December 31, 2002 was a result of transitional goodwill impairment charges recognized upon initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See “—Goodwill Impairment Charges” below for additional information.

Net income (loss).  Net loss increased $52.7 million to a net loss of $71.8 million for the year ended December 31, 2002 compared to a net loss of $19.0 million for the same period last year.  The increase over the prior year is a result of a $10.0 million decrease in loss from continuing operations offset by an increase in loss from discontinued operations of $44.9 million and the cumulative effect of change in accounting principle of $17.8 million.

Net loss applicable to common stockholders.  Net loss applicable to common stockholders increased $53.8 million to a net loss of $79.8 million for the year ended December 31, 2002 compared to a net loss of $26.0 million for the same period last year.  The increase in the net loss applicable to our common stockholders is attributable to:

•                  a $52.8 million net loss increase; and

•                  a $1.0 million increase in noncash preferred stock dividend accretion on our 14% mandatorily redeemable preferred stock resulting from the quarterly compounding of the dividends accreted.

Bookings.  Bookings decreased $55.7 million, or 22.0%, to $197.1 million for the year ended December 31, 2002 compared to $252.8 million for the same period last year.  The decrease in bookings for 2002 is due to decreases in orders for all of our business segments.

Backlog at end of period.  Backlog decreased $32.7 million to $66.8 million as of December 31, 2002 compared to $99.5 million as of December 31, 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Our results of operations have been affected by acquisitions during 2000 and, as a result, affect the comparability of our historical results.  The year 2000 acquisitions, which affect the comparability of the historical results of operations described herein, are within our Cabin Management Group and include Carl F. Booth & Co., acquired on May 11, 2000, and DeCrane Aircraft Seating Co. (formerly ERDA), acquired on June 30, 2000.  Our historical financial statements reflect the financial position and results of operations of these acquired businesses subsequent to their respective acquisition dates.

Our results of operations have also been affected by restructuring, asset impairment and other related charges relating to a series of restructuring activities and goodwill impairment charges.  These charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” and “—Goodwill Impairment Charges” below.

Revenues.  Revenues increased $35.6 million, or 15.5%, to $272.1 million for the year ended December 31, 2001 from $236.5 million for the year ended December 31, 2000.  By segment, revenues changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Cabin Management	$31.3	17.9%
Systems Integration	4.5	7.2
Inter-group elimination	(0.2)
Total	$35.6

Cabin Management.  Revenues increased by $31.3 million, or 17.9% over the prior year, due to:

•                  the inclusion of $23.8 million of revenues resulting from our acquisitions of Carl F. Booth & Co. and DeCrane Aircraft Seating Co. in 2000; and

•                  a $7.5 million increase in cabin furniture and related products revenues.

Systems Integration.  Revenues increased by $4.5 million, or 7.2% over the prior year, due to:

•                  a $9.3 million increase in auxiliary fuel system and power unit revenues; offset by

•                  a $4.8 million decrease in cabin and flight deck systems integration revenues resulting from reducing the number of product offerings to focus on our core product lines.

Gross profit.  Gross profit decreased $6.1 million, or 6.8%, to $75.2 million for the year ended December 31, 2001, from $81.3 million of the same period last year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Cabin Management	$(9.5)	(15.9)%
Systems Integration	3.5	15.7
Inter-group elimination	(0.1)
Total	$(6.1)

Cabin Management.  Gross profit decreased by $9.5 million, or 15.9% compared to prior year, primarily due to:

•                  a $13.6 million decrease caused by 2001 restructuring charges relating to the curtailment and resulting write-off of inventoried costs for several product development programs, realignment of production programs between facilities and inventory write-downs, and

•                  a $4.3 million decrease in profit margins associated with higher manufacturing costs for business, VIP and head-of-state aircraft furniture related to large airframe models; offset by

•                  a $7.1 million increase in gross profit related to our 2000 acquisitions; and

•                  a $1.3 million increase in gross profit related to higher product volume for business, VIP and head-of-state aircraft furniture.

Systems Integration.  Gross profit increased by $3.5 million, or 15.7% over the prior year, due to:

•                  a $3.1 million increase due to higher auxiliary fuel systems volume and favorable manufacturing efficiencies; and

•                  a $1.2 million increase resulting, in part, from improved operating results subsequent to our fourth quarter 1999 restructuring activities; offset by

•                  a $0.8 million decrease resulting from lower cabin and flight deck systems integration services volume.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $12.1 million, or 36.2%, to $45.4 million for the year ended December 31, 2001, from $33.3 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Cabin Management	$10.3	65.0%
Systems Integration	1.0	12.0
Corporate	0.8	10.1
Total	$12.1

Cabin Management.  SG&A expenses increased by $10.3 million, or 65.0% over the prior year, due to:

•                  a $3.7 million increase caused by 2001 restructuring and asset impairment charges relating to severance, lease termination and other related costs;

•                  a $3.5 million increase in expenses to support increased production and new programs; and

•                  a $3.1 million increase in expenses resulting from our 2000 acquisitions.

Systems Integration.  SG&A expenses increased by $1.0 million, or 12.0% over the prior year, due to an increase in expenses associated with refocusing our cabin and flight deck systems integration services to product offerings requiring higher levels of sales and marketing, program management and customer service support.

Corporate.  SG&A expenses increased by $0.8 million, or 10.1% over the prior year, primarily due to increased depreciation expense.

Impairment of goodwill.  In 2001, an $8.6 million impairment charge was recognized pursuant to the provisions of SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” to reflect the impairment resulting from our restructuring activities.  See “—Goodwill Impairment Charges” below for additional information.

Depreciation and amortization of intangibles.  Depreciation and amortization expense, which includes amortization of goodwill and identifiable intangible assets, increased $5.3 million, or 35.0%, for the year ended December 31, 2001.  The increase results from the inclusion of $2.2 million of depreciation and amortization expense in 2001 from companies we acquired during 2000 and additional depreciation resulting from our capital expenditures during the period.

Adjusted EBITDA.  As described above in “—Performance Measures–Adjusted EBITDA,” we use this financial measure to evaluate the core economic performance of our operating segments.  The notes to our financial statements include additional information about Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss), a GAAP financial measure, to clarify the differences between these two measures.

Cabin Management.  Adjusted EBITDA decreased by $0.5 million, or 1.1% compared to the prior year, primarily due to:

•                  a $5.5 million decrease primarily resulting from higher manufacturing costs for business, VIP and head-of-state aircraft furniture related to the large airframe models; offset by

•                  a $5.0 million increase resulting from our 2000 acquisitions.

Systems Integration.  Adjusted EBITDA increased by $2.1 million, or 14.1% over the prior year, due principally to higher auxiliary fuel systems revenues and favorable manufacturing efficiencies.

Operating income.  Operating income decreased $28.6 million to $8.8 million for the year ended December 31, 2001, from $37.4 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2000
(In millions)	Amount	Percent

Operating income:
Cabin Management	$(26.5)	(74.3)%
Systems Integration	(1.1)	(10.3)
Corporate	(0.6)	(8.4)
Inter-group elimination	(0.4)
Total Operating income	$(28.6)

Cabin Management.  Operating income decreased by $26.5 million, or 74.3% compared to the prior year, primarily due to:

•                  a $9.5 million decrease in gross profit primarily caused by 2001 restructuring charges and lower profit margins associated with higher manufacturing costs; and

•                  a $10.3 million increase in SG&A resulting from restructuring and other related charges and expenses to support increased production and new programs and a full year of operations for our 2000 acquisitions;

•                  a $5.6 million increase in impairment charges; and

•                  a $1.1 million increase in amortization of intangibles.

Systems Integration.  Operating income decreased by $1.1 million, or 10.3% over the prior year, due to the following:

•                  a $3.5 million increase in gross profit resulting from higher auxiliary fuel systems volume and favorable manufacturing efficiencies and improved operations; offset by

•                  a $1.0 million increase in SG&A due to higher levels of sales and marketing, program management and customer service support; and

•                  a $3.6 million increase in impairment charges.

Interest expense.  Interest expense was $29.6 million for the year ended December 31, 2001 compared to $27.2 million for the year ended December 31, 2000, a reduction of $2.4 million due to the following:

•                  a $4.2 million decrease resulting from lower average interest rates charged by our lenders during 2001; offset by

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

Loss from continuing operations.  Loss from continuing operations increased $25.7 million to a loss of $22.6 million for the year ended December 31, 2001, compared to income of $3.1 million for the same period last year.  The change in the loss from continuing operations is principally attributable to:

•                  a $25.9 million charge for restructuring, asset impairment and other related charges in 2001;

•                  a $5.3 million increase in depreciation and amortization;

•                  a $2.8 million increase in minority interest in preferred stock of subsidiary;

•                  a $2.6 million decrease in income from operations; offset by

•                  a $8.5 million increase in benefit from income taxes; and

•                  a $2.4 million decrease in interest expense.

Income (loss) from discontinued operations.  Income from discontinued operations increased $5.3 million to $3.6 million for the year ended December 31, 2002 compared to a loss of $1.7 million for the same period last year.

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

Bookings.  Bookings increased $14.3 million, or 6.0%, to $252.8 million for the year ended December 31, 2001 compared to $238.5 million for the same period last year.  The increase in bookings for 2001 results from:

•                  a $22.5 million increase associated with companies we acquired during 2000 that are included for a full year in our 2001 results; offset by

•                  an $8.2 million decrease resulting from the adverse impact the events of September 11th and its aftermath and the weakening global economic conditions are having on our businesses.

Backlog at end of period.  Backlog decreased $19.3 million to $99.5 million as of December 31, 2001 compared to $118.8 million as of December 31, 2000.  The decrease in backlog for 2001 primarily results from the adverse impact the events of September 11th and its aftermath and the weakening global economic conditions are having on our businesses.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 3 accompanying our financial statements included in this report.

During the years ended December 31, 2002 and 2001, we recorded restructuring, asset impairment and other related pre-tax charges, principally related to our restructuring activities.  These charges are summarized below.

	Year Ended December 31,
(In millions)	2002	2001	2000

Nature of charges:
Seat Manufacturing Facilities Restructuring	$6.3	$—	$—
Asset Realignment Restructuring	6.9	20.1	—
Goodwill impairment charges	7.7	8.6	—
Other asset impairment related charges	4.3	—	—
Total pre-tax charges	$25.2	$28.7	$—

Business segment recording the charges:
Cabin Management	$13.2	$22.4	$—
Systems Integration	4.0	3.5	—
Total charged to continuing operations	17.2	25.9	—
Specialty Avionics (discontinued operations)	8.0	2.8	—
Total pre-tax charges	$25.2	$28.7	$—

Charged to operations:
Cost of sales	$10.7	$13.6	$—
Selling, general and administrative expenses	6.5	3.7	—
Impairment of goodwill	—	8.6	—
Total charged to continuing operations	17.2	25.9	—
Charged to discontinued operations	8.0	2.8	—
Total pre-tax charges	$25.2	$28.7	$—

Components of charges:
Noncash charges	$11.4	$19.6	$—
Cash charges	5.8	6.3	—
Total charged to continuing operations	17.2	25.9	—
Charged to discontinued operations	8.0	2.8	—
Total pre-tax charges	$25.2	$28.7	$—

Seat Manufacturing Facilities Restructuring

In 2002, we announced we would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  This program was designed to improve manufacturing efficiencies and to further reduce costs and conserve working capital.  In connection with these restructuring activities, we recorded pre-tax charges to operations totaling $6.3 million during the year ended December 31, 2002, of which $3.6 million were noncash charges, for restructuring, asset impairment and other related restructuring charges.

The restructuring, asset impairment and other related expenses are comprised of charges for current asset write-downs, the impairment of long-lived assets, severance and lease termination costs and other restructuring-related expenses pertaining to FAA retesting and recertification, moving, transportation and travel costs and shutdown and startup costs.

These restructuring activities were substantially completed during the second quarter of fiscal 2002.  A $0.1 million restructuring reserve remains as of December 31, 2002 for lease termination and other related costs.  The manufacturing facilities were closed during June 2002.

Asset Realignment Restructuring

During the second quarter of fiscal 2001, we adopted a restructuring program to realign aircraft furniture production programs among our manufacturing facilities.  In addition, and in response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, we announced and implemented a further restructuring program in December 2001 designed to reduce costs and conserve working capital.  This program included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  This program primarily affected our Cabin Management and Specialty Avionics Groups.

In connection with these restructuring activities, we recorded pre-tax charges to operations of $28.7 million in fiscal 2001, of which $22.1 million were noncash charges, for the impairment of long-lived assets and restructuring costs related to write-downs and write-offs of inventoried costs, costs associated with the realignment of aircraft furniture production programs among facilities, severance, lease termination and other related costs.  During 2001, we paid $5.0 million of costs related to this restructuring in cash and a $1.6 million restructuring reserve remained as of December 31, 2001 solely for severance, lease termination and other related costs.

Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, we decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  In connection with this decision, we recorded additional pre-tax charges to operations totaling $6.9 million during the year ended December 31, 2002, of which $3.8 million were noncash charges, for restructuring, asset impairment charges and other related expenses.  During 2002, we paid $4.6 million of costs related to this restructuring in cash and a $0.1 million restructuring reserve remained as of December 31, 2002 solely for the remaining lease termination and other related costs.  The restructuring activities relating to leased facilities were completed during the second quarter of fiscal 2002.

Goodwill Impairment Charges

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge of $7.7 million related to our annual goodwill impairment testing pursuant to SFAS No. 142.  The impairment charge pertained to the Specialty Avionics Group.

Prior to adoption of SFAS No. 142, impairment testing was in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  In 2001, we recorded an $8.6 million pre-tax charge to operations to reflect the impairment loss resulting from our restructuring activities.  The impairment charge pertained to our Cabin Management and Systems Integration Groups.

See “—Goodwill Impairment Charges” below for additional information on all of the impairment charges.

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge to cost of goods sold of $4.3 million related to inventories.  Of this amount, charges totaling $0.3 million pertained to the Specialty Avionics Group.

Goodwill Impairment Charges

The following discussion should be read in conjunction with Notes 3 and 7 accompanying our financial included in this report.

Our results of operations for each of the years in the two year period ended December 31, 2002 have been affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill impairment charges.  The tables below summarize the changes in goodwill during the periods.

	Continuing Operations				Discontinued Operations
(In millions)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2000	$187.8	$33.0	$4.1	$224.9	$131.5
Contingent consideration earned	3.8	—	—	3.8	—
Amortization during the period	(6.6)	(1.2)	(0.2)	(8.0)	(4.7)
Impairment charge (a)	(5.1)	(3.5)	—	(8.6)	—
Cash received upon settlement of asserted claims	(1.2)	—	—	(1.2)	—
Foreign currency translation	—	—	—	—	(0.3)
Balance, December 31, 2001	178.7	28.3	3.9	210.9	126.5

Adoption of SFAS 141 and 142:
Reclassification of intangible assets	3.1	0.4	0.1	3.6	1.3
Transitional impairment charge (b)	(8.5)	(7.9)	(2.3)	(18.7)	(39.4)
Contingent consideration earned	0.6	—	—	0.6	—
Impairment charge (c)	—	—	—	—	(7.7)
Balance, December 31, 2002	$173.9	$20.8	$1.7	$196.4	$80.7

(a)                                  Reflects a goodwill impairment charge to operations during the year ended December 31, 2001 and reflected as a component of our restructuring, asset impairment and other related charges.  See “—Restructuring, Asset Impairment and Other Related Charges” above.

(b)                                 Reflects a goodwill impairment charge recorded (before $0.9 million of income tax benefit) during the year ended December 31, 2002 as the cumulative effect of change in accounting principle in accordance with the transitional provisions of adopting SFAS No. 142, “Goodwill and Other Intangible Assets.”

(c)                                  Reflects a goodwill impairment charge to operations during the year ended December 31, 2002 and reflected as a component of our restructuring, asset impairment and other related charges.  See “—Restructuring, Asset Impairment and Other Related Charges” above.

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

During the fourth quarter of fiscal 2002, we performed our annual impairment testing and recorded an additional $7.7 million impairment charge related to one of the reporting units within the Specialty Avionics Group.  The charge was primarily the result of a decrease in fair value caused by using lower cash flow forecasts for the commercial aircraft portion of our business, which experienced further weakness during 2002.  This charge is included as a component of income (loss) from discontinued operations.

Prior to adoption of SFAS No. 142, impairment testing was in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  In 2001, we recorded an $8.6 million pre-tax charge to operations to reflect the impairment loss resulting from our restructuring activities to close a manufacturing facility.

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

Our only source of cash is dividends from DeCrane Aircraft.  The senior credit facility and senior subordinated notes described below are obligations of DeCrane Aircraft and impose limitations on its ability to pay dividends to us.  We believe that DeCrane Aircraft’s debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for several years.  However, if that is not the case, we would not be able to satisfy those needs, because we have no other source of cash other than dividends from DeCrane Aircraft.  We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

DeCrane Aircraft’s principal cash needs are for debt service, working capital, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our needs.  Its principal sources of liquidity are expected to be cash flow from operations, potential capital market transactions and third party borrowings, principally under its senior credit facility.

Cash Flows During the Year Ended December 31, 2002

Net cash provided by operating activities was $11.7 million for the year ended December 31, 2002 and consisted of $18.8 million of cash provided by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, and $7.1 million used for working capital.  The following factors contributed to the $7.1 million working capital increase:

•                  a $17.9 million decrease in accounts payable and accrued expenses, primarily resulting from reduced purchasing commensurate with lower revenues; and

•                  a $4.8 million inventory increase principally related to program costs on long-term contracts; offset by

•                  a $15.0 million accounts receivable decrease resulting from decreased revenues as well as timing differences relating to progress and final billings on long-term contracts; and by

•                  a $0.2 million decrease in prepaid expenses and other assets; and further offset by

•                  a $0.4 million increase in income taxes payable.

We expect moderate working capital growth during 2003.

Net cash used for investing activities was $10.2 million for the year ended December 31, 2002 and consisted of:

•                  $5.9 million of contingent acquisition consideration paid during 2002; and

•                  $4.3 million for capital expenditures.

We anticipate spending approximately $5.0 to $6.0 million for capital expenditures in 2003.  There is $0.6 million of contingent acquisition consideration that was earned and accrued as of December 31, 2002 that will be paid during the first quarter of fiscal 2003.  There are no other remaining contingent acquisition payment obligations remaining.

Net cash used for financing activities was $15.4 million for the year ended December 31, 2002.  Cash of $21.5 million was used for net repayments of our revolving line of credit borrowings under our senior credit facility, principal payments on our term debt, capitalized lease obligations and other debt, financing costs associated with amending our senior credit facility and the repurchase of stock and options from former management members.  Cash of $6.1 million was provided by $5.0 million of proceeds from the sale of common stock and $1.1 million of additional long-term borrowings.

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

Capital Resources and Debt Obligations as of December 31, 2002

As of December 31, 2002, we had $55.4 million of working capital, excluding assets and liabilities of the discontinued operations we sold in 2003.  As of December 31, 2002, we also had $33.6 million of borrowings available under our revolving line of credit, as amended in March 2003 and described below.

Our revolving line of credit expires in September 2004.  We may not be able to replace it on commercially acceptable terms, or at all.  As of December 31, 2002, our senior credit facility borrowings totaling $270.2 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $100.0 million of 12% senior subordinated notes and other indebtedness totaling $10.8 million outstanding as of December 31, 2002.

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

Recent Developments Affecting Financial Condition and Liquidity

As more fully described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions are all adversely impacting our business.  In response, we have implemented a series of restructuring activities, as described in “—Restructuring, Asset Impairment and Other Related Charges,” designed to reduce costs and conserve working capital.

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

In March 2003, we entered into a definitive agreement to sell the Specialty Avionics Group and received requisite lender approval to amend the senior credit facility to permit the sale.  We consummated the sale on May 23, 2003 and, as required by the senior credit facility amendment, used $130.0 million of the proceeds from the sale to repay senior credit facility borrowings.  The senior credit facility amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10.0 million the maximum permitted revolving line of credit borrowings to $40.0 million, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of up to $20.0 million aggregate principal amount of our 12% senior subordinated notes with the proceeds from the sale of junior securities.  Junior securities means: (i) senior subordinated notes issued by us that are unsecured and do not provide for any scheduled redemptions or prepayments or any sinking fund installment payments or maturities prior to the termination of the senior credit facility, or other indebtedness subordinated in right of payment to our obligations under the senior credit facility, and whose material terms are satisfactory to the lenders; and (ii) equity securities issued by us.

The table below reflects senior credit facility borrowings as of December 31, 2002, adjusted to reflect the $130.0 million repayment with the proceeds from the sale and the adjustment of the future maturities pursuant to the amendment.

	Senior Credit Facility Borrowings As of December 31, 2002
(In millions)	Historical	Repayment	As Adjusted

Total maturities during the year ending December 31,
2003	$14.7	$(11.4)	$3.3
2004	52.7	(39.2)	13.5
2005	96.6	(29.7)	66.9
2006	106.2	(49.7)	56.5
Total senior credit facility borrowings	$270.2	$(130.0)	$140.2

We believe our expected operating cash flows, together with borrowings under our senior credit facility ($33.6 million of which was available as of December 31, 2002, the commitment for which expires in September 2004), will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

In addition, we are continually considering acquisitions that complement or expand our existing businesses or that may enable us to expand into new markets, some of which may be material.  Future acquisitions may require additional debt, equity financing or both.  We may not be able to obtain any additional financing on acceptable terms.

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of December 31, 2002, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Long-term debt (a):
Senior credit facility	$270.2	$14.7	$149.3	$106.2	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations	4.0	0.6	1.1	0.7	1.6
Other indebtedness	6.8	1.0	1.2	0.9	3.7
Total long-term debt	381.0	16.3	151.6	107.8	105.3

Operating lease obligations	15.4	1.8	3.2	2.5	7.9
Mandatorily redeemable preferred stock redemption obligations:
DeCrane Aircraft preferred stock (b)	37.0	—	—	—	37.0
DeCrane Holdings preferred stock (c)	62.2	—	—	—	62.2
Total obligations	$495.6	$18.1	$154.8	$110.3	$212.4

(a)                                  Excludes interest payments.  Interest on the 12% senior subordinated notes is payable semiannually.  The senior credit facility bears interest at a variable rate and therefore the amount of future interest payments are uncertain.

(b)                                 Dividends accrue quarterly at the annual rate of 16% and are payable, at our option, either in cash or by the issuance of additional shares of preferred stock.  Since the issuance of the preferred stock in June 2000, we have elected to issue additional shares in lieu of cash dividend payments and may continue to do so until June 2005, after which time we are required to pay quarterly dividends in cash.  If we elect to continue issuing additional shares until June 2005, our mandatory redemption obligation on March 31, 2009, the mandatory redemption date, will be $54.8 million and our annual cash dividend payment obligation will be $8.8 million, payable quarterly, commencing September 2005.

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

The senior credit facility obligations reflected above are prior to the effect of the March 2003 amendment and application of the estimated net proceeds of $130.0 million from May 2003 sale of the Specialty Avionics Group as required by the amendment.  Assuming the sale of the Specialty Avionics Group were to have been consummated on December 31, 2002, our obligations would have been as follows:

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Senior credit facility:
As reported	$270.2	$14.7	$149.3	$106.2	$—
Assumed debt repayment	(130.0)	(11.4)	(68.9)	(49.7)	—
As adjusted	$140.2	$3.3	$80.4	$56.5	$—

Total obligations:
As reported	$495.6	$18.1	$154.8	$110.3	$212.4
Assumed debt repayment	(130.0)	(11.4)	(68.9)	(49.7)	—
As adjusted	$365.6	$6.7	$85.9	$60.6	$212.4

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

In connection with the sale of the Specialty Avionics Group, we made indemnities to the buyer with respect to a number of customary, and certain other specific, representations and warranties.  Our indemnities with respect to some of these matters are limited in terms of duration with the maximum of potential future payments capped at $14.0 million and our indemnities with respect to specified environmental matters will expire not later than October 2010 and provides for a maximum liability of $5.0 million, while others will have no limitations.  In addition, the $140.0 million selling price is subject to a potential post-closing adjustment related to the amount of working capital at closing.  Although we cannot be certain, we believe the potential adjustment will not be material.  The post-closing adjustment, if any, would be payable by us in cash upon its final determination.

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

Allowance for uncollectible accounts receivable.  Accounts receivable are reduced by an allowance for amounts that are deemed uncollectible.  The estimated allowance for uncollectible amounts is based primarily on our evaluation of the financial condition of each of our customers and their payment history.  We also provide an allowance based on the age of all receivables for which we have not established a customer-specific allowance.  Generally, we do not require collateral or other security to support accounts receivable, however, under certain circumstances, we require deposits or cash-on-delivery terms.  While our losses have been within our expectations, a deterioration of our customers’ financial condition may require that we provide additional allowances, reducing our operating income in future periods.  Our customers operate in the business, VIP and head-of-state and commercial aircraft industry throughout the world and are being adversely impacted by the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions.  Accounts receivable of $27.6 million is reduced by an allowance for uncollectible accounts of $1.2 million as of December 31, 2002.

Work-in-process inventory–deferred program costs.  We incur product development costs, comprised principally of engineering costs, relative to programs and contracts with long production cycles.  In accordance with industry practice, we defer these costs in inventory.  Program costs are charged to cost of sales over the production cycle of the program.  Periodically, we assess the recoverability of the deferred program costs based on existing order backlog and our estimate of future orders.  We reduce the deferred program costs to estimated realizable value in the period in which recoverability becomes uncertain.  For example, in connection with our restructuring activities, we reassessed and elected to curtail several programs.  As a result, we wrote off program costs totaling $7.9 million during the year ended December 31, 2001.  Deferred program costs included in work-in-process inventory are $14.8 million as of December 31, 2002.

Allowance for excess and obsolete inventory.  Inventories are reduced by an allowance for estimated excess and obsolete inventory.  The allowance is the difference between the cost of the inventory and its estimated market value.  Our market value estimates are based upon existing order backlog, our assumptions about market conditions, including future orders and market pricing.  While our products are not subject to rapid technological obsolescence, we also consider this factor in determining our market value estimates.  If our customers cancel existing orders or actual market conditions, including future orders, are less favorable than we projected, we may provide additional allowances, reducing our gross profit in future periods.  Inventories of $63.1 million were reduced by an allowance for excess and obsolete inventory of $3.8 million as of December 31, 2002.

Goodwill impairment.  On January 1, 2002, we began accounting for goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires an impairment-only approach to accounting for goodwill.  Because of our history of acquisitions, goodwill constitutes a significant portion of our long-term assets.  As a result of the adoption of SFAS No. 142, we recorded a transitional goodwill impairment charge of $17.8 million in 2002 as the cumulative effect of the change in accounting principle.  An additional $39.3 million transitional impairment charge pertained to the Specialty Avionics Group and is included in the loss from discontinued operations.

The SFAS No. 142 goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the reporting units that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the reporting unit used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  SFAS No. 142 requires goodwill to be tested for impairment annually at the same time every year, and when an event occurs or circumstances change such that it is reasonably possible that impairment may exist.  We have selected October 31st as our annual testing date.

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

As a result of our first required annual testing, as of October 31, 2002, we recorded an additional $7.7 million pre-tax impairment charge pertaining to the Specialty Avionics Group which is reflected as a component of the net loss from discontinued operations.  The charge was primarily the result of using lower cash flow forecasts for the commercial aircraft portion of our business.

Goodwill pertaining to continuing and discontinued operations with an aggregate book value of $277.1 million remains as of as of December 31, 2002 and will be subject impairment testing in October 2003, or sooner, if additional events occur or circumstances change such that it is reasonably possible that further impairment may exist.

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

Our impairment review consists of comparing the sum of the expected undiscounted future cash flows resulting from the use of the asset to the carrying value of the assets.  When we determine that the carrying value may not be recoverable, we record an impairment loss equal to the excess of the asset’s carrying value over its fair value.  We measure fair value based on a projected discounted cash flow method using a discount rate we believe to be commensurate with the risk inherent in our current business model.  Net long-lived assets and intangible assets, excluding goodwill, amounted to $65.2 million as of December 31, 2002.

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

Revenue and profit recognition under long-term contracts.  Because of relatively long production cycles, a portion of our revenues and profits are recognized under percentage-of-completion method of accounting using total contract price, actual costs incurred to date and an estimate of the completion costs for each contract.  We use this method because reasonably accurate estimates of the revenue and costs applicable to the various stages of a contract can be made.  Recognized revenues and profits on each contract are subject to revisions as the contract progresses towards completion.  Revisions to revenue and profit estimates are made in the period in which the facts that give rise to the revision become known.  Provisions for estimated losses on uncompleted contracts are fully recognized in the period in which such losses are determined.  Approximately 28.9% of our revenues and 25.2% of our gross profit during the year ended December 31, 2002 was recognized under the percentage-of-completion method of accounting.

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

As described in “Item 3. Legal Proceedings” and Note 13 accompanying our financial statements included in this report, we are involved in legal proceedings for which no reserves for estimated loss contingencies have been established.  Our current evaluation of these matters is that it is probable we will prevail and therefore are not required to accrue estimated losses in accordance with SFAS No. 5.  However, there is a possibility that we may ultimately be required to pay all or a portion of the contingent liabilities related to these matters, which may have an adverse impact on our business, financial position, results of operations or cash flows in future periods.

Restructuring of our businesses.  As described in “—Restructuring, Asset Impairment and Other Related Charges,” we recorded charges totaling $17.2 million during 2002 and $25.9 million during 2001 in response to the adverse aerospace industry impact the acts, and ongoing threats, of global terrorism and the current weak global economic conditions are having on our businesses.  These charges are based on our present estimates of the impact these events are having on our businesses and the future recovery of the aerospace industry.  Actual results and future recovery could differ from these estimates, potentially resulting in further restructuring, asset impairment and other related charges.

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

For non-compensatory stock options, we have elected to continue to account for our stock-based compensation plan under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and disclose pro forma effect of the plan on net income as provided by SFAS No. 123, “Accounting for Stock-Based Compensation.”  Therefore, at this time, adoption of this statement will not have a material impact on our financial position, results of operations or cash flows.

The SFAS No. 148 pro forma disclosures were effective for our fiscal year ended December 31, 2002 and for interim financial statements beginning in 2003.  The pro forma disclosures are in the notes accompanying the financial statements included in this report.

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

Forward-Looking Statements and Risk Factors

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical facts included in this report, including statements about our future performance and liquidity and future industry performance, are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are subject to known and unknown risks, uncertainties and other factors, which are difficult to predict.  Some of those risks are specifically described below, but we are also vulnerable to a variety of elements that affect many businesses, such as:

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

As of December 31, 2002, we had total consolidated indebtedness of approximately $381.0 million and we had $33.6 million of additional revolving line of credit borrowings available under our senior bank credit facility (as amended in March 2003), subject to customary funding conditions.  We also had $37.0 million of mandatorily redeemable preferred stock as of December 31, 2002.  The senior bank credit facility and the indenture under which our notes are issued each also permit us to incur significant amounts of additional debt and to secure that debt with some of our assets.

The amount of debt we carry could have important consequences:

•                  It may limit the cash flow available for general corporate purposes and acquisitions.  Interest payments on our debt were $27.6 million for the year ended December 31, 2002.  Earnings from continuing operations were insufficient to cover fixed charges by $10.4 million for the year ended December 31, 2002.

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

In addition, our senior bank credit facility requires that we satisfy several tests of financial condition, including minimum levels of EBITDA and interest and fixed charges coverage and maximum permitted levels of leverage and senior debt.  Our ability to do so can be affected by events beyond our control, and we cannot be sure that we will meet those tests.  Our failure to do so could result in a default under our senior bank credit facility, which would permit the lenders to terminate their commitments and accelerate all debt and would trigger an event of default under the senior subordinated notes indenture.  Although we were in compliance with these covenants as of December 31, 2002, we have required amendments on several occasions in recent years to avoid potential defaults and we may not be able to comply with these tests in the future.

The senior bank credit facility is secured by substantially all our material assets.  If we default under our senior debt agreements, the lenders could choose to declare all outstanding amounts immediately due and payable, and seek foreclosure of the assets we granted to them as collateral.

Potential Inability to Service Debt.  We will require a significant amount of cash to service our debt and to fund our operations and planned capital expenditures.  Our ability to generate cash depends on cash flows from our subsidiaries and many factors beyond our control.

After the repayment of $130.0 million of debt in connection with the sale of the Specialty Avionics Group, we will be required to repay $16.8 million of senior bank credit facility borrowings in 2003 and 2004 and substantial amounts thereafter.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources and —Disclosure of Contractual Obligations and Commitments” for additional information.  Our ability to satisfy our debt obligations and to fund our operations and planned capital expenditures will depend on our ability to generate cash in the future and access to our revolving credit facility, which will terminate in September 2004.  This, to an extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

We cannot assure you that our operating cash flow will be sufficient to meet our anticipated future operating and capital expenditures and debt payments as they become due or that future borrowings will be available to us for such purposes.  If our cash flow in future periods is lower than we expect, we might be forced to reduce or delay acquisitions or capital expenditures, sell assets and/or reduce operating expenses in order to make all required debt service payments.  Alternatively, we may have to refinance all or a portion of our debt on or before maturity.  A reduction in our operating expenses might reduce important efforts, such as selling and marketing programs, management information system upgrades and new product development.  In addition, we may not be able to refinance our debt on commercially reasonable terms or at all.

For example, we reported a net loss of $71.8 million for the year ended December 31, 2002 and $19.1 million for the same period in 2001.  The 2002 loss includes $17.8 million as a result of a cumulative effect of change in accounting principle, a $41.4 million loss attributable to discontinued operations and $17.2 million of pre-tax restructuring and long-lived asset impairment charges we recorded resulting from our restructuring activities.  The 2001 loss includes $20.1 million of additional restructuring charges and an $8.6 million goodwill impairment charge.  Our restructuring activities were implemented in response to the adverse impact the events described in “—Aerospace Industry Risks” below are having on our business.

Aerospace Industry Risks.  The aerospace industry is cyclical and affected by many factors beyond our control, including geo-political and global economic conditions.

We compete in the aircraft products and services market of the aerospace industry.  The market for our products and services is largely driven by demand in the civil aircraft markets, principally for business, VIP and head-of-state aircraft and, to a lesser extent, commercial and regional aircraft.  The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting the aerospace industry and our business.

Based on industry and market data, we believe the business, VIP and head-of-state aircraft portion of our business will experience weakness throughout 2003 as evidenced by various manufacturers’ announced plans to temporarily suspend production at various times throughout the year in response to the weak demand for new aircraft.  We believe aircraft deliveries may reflect a modest recovery in 2004 and show continuing recovery thereafter.  We also believe the commercial aircraft portion of our business will experience significant weakness during 2003 and 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

Further or prolonged decreases in demand for new business, VIP and head-of-state and commercial aircraft, as well as related component parts (which occur for a variety of reasons, including those described above), would result in additional decreases in demand for our products and services, and, correspondingly, our revenues, thereby adversely affecting our financial condition.  In addition, further deterioration or prolonged decreases in demand could result in further restructurings of our business.

Concentration of Key Customers.  We receive a significant portion of our revenues from a small group of key customers, and we are vulnerable to changes in their economic condition and purchasing plans.

A significant decline in business from any one of our key customers could have a material adverse effect on our business.  Our three largest customers accounted for 56.3% of our consolidated revenues from continuing operations for the year ended December 31, 2002 as follows: Textron (which includes Cessna) – 23.5%; Bombardier – 17.4%; and Boeing – 15.4%.  Some of our customers also have the in-house capabilities to perform the services and provide many of the products we offer and, accordingly, could discontinue outsourcing their business to us.

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

As of December 31, 2002, goodwill and other intangible assets represented approximately 41.1% of our total assets.  Intangible assets consist of goodwill and other identifiable intangible assets associated with our acquisitions, representing the excess of cost over the fair value of tangible assets we have acquired.  We may not be able to realize the value of these assets.  Goodwill is not amortized but is subject to annual testing for impairment.  Identifiable intangible assets with finite lives are amortized over their individual useful lives and are also subject to annual impairment testing.  Simply stated, if the carrying value of the asset exceeds the estimated undiscounted future cash flows from the operating activities of the related business, impairment is deemed to have occurred.  In this event, the amount is written down accordingly.  Under current accounting rules, this would result in a charge against income from operations.  We have recorded goodwill asset impairment charges from continuing operations totaling $8.6 million during the year ended December 31, 2001.  In addition, we recorded a transitional goodwill impairment charge of $17.8 million from continuing operations as of January 1, 2002 in connection with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”

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

We operate in highly competitive markets within the aerospace industry.  Our competitors include business aircraft manufacturers, independent completion and modification companies and other independent service organizations, including some of our customers, many of whom may have significantly greater financial, technological, manufacturing and marketing resources than we do.  The niche markets within the aerospace industry that we serve are relatively fragmented, with several competitors offering the same products and services we provide.  Due to the global nature of the aerospace industry, competition comes from both U.S. and foreign companies.

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

We cannot assure you that we will continue to have adequate access to those authorizations, licenses and certified professionals, the loss or unavailability of which could adversely affect our operations.  The FAA could also change its policies regarding the delegation of inspection and certification responsibilities to private companies, which could adversely affect our business.

Environmental Risks and Regulation.  Some of our operations and facilities generate waste or have done so in the past, which may result in unknown future liabilities for environmental remediation.

Environmental laws, particularly the federal Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), may impose strict, retroactive and joint and several liability upon persons responsible for releases or potential releases of hazardous substances and other parties who have some relationship to a site or a source of waste, such as a current or former owner or operator of real property or a party who arranges to transport wastes to a third-party site.  We have sent waste to treatment, storage or disposal facilities that have been designated as National Priority List (more commonly known as Superfund) sites under CERCLA or equivalent listings under state laws.  We have received requests for information or allegations of potential responsibility from the U.S. Environmental Protection Agency regarding our use of several of these sites.  Given the potentially retroactive nature of environmental liability, it is possible that we will receive additional notices of potential liability relating to current or former activities.  We may incur costs in the future for prior waste disposal by us or former owners of our subsidiaries or our facilities.  Some of our operations are also located on properties that are contaminated to varying degrees.  We may incur costs in the future to address existing or future contamination.  If we incur significant costs in connection with these or other environmental issues, our business and financial condition could be adversely affected.

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

The industry and market data we use in this report is based on the good faith estimates of our management, which estimates are based primarily upon internal management information and, to the extent available, independent industry publications and other publicly available information.  However, the nature of the aerospace industry and competition in our markets results in limited availability of reliable, independent data.  Although we believe that the sources we have used are reliable, we do not guarantee, and have not independently verified, the accuracy and completeness of the information.

Dependence on Key Personnel.  We need to retain the services of our key employees.

Our success and growth depends in large part on the skills and efforts of our management team and on our ability to attract and retain qualified personnel experienced in the various operations of our business.  The loss of key personnel, including our founder, R. Jack DeCrane, combined with the failure to attract additional qualified personnel for whatever reason, could delay implementation of our business plan or otherwise adversely affect our operations.  We do not have employment contracts with our key personnel, other than Mr. DeCrane.  We do not carry key man life insurance on any members of our management team.

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

The estimated fair value of our $100.0 million fixed-rate long-term debt decreased $53.5 million, or 57.2%, to approximately $40.0 million at December 31, 2002 from $93.5 million at December 31, 2001.  We believe the decrease is attributable to the overall deterioration of the aerospace industry’s financial condition following the events of September 11th and its aftermath.  Subsequent to December 31, 2002, the estimated fair value increased by $10.0 million to approximately $50.0 million as of March 20, 2003.  Although we cannot be certain, we believe the increase may be a result of our announcement that we had entered into a definitive agreement to sell the Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

Foreign Currency Exchange Rate Risk.  Our foreign customers are located in various parts of the world, primarily Canada, the Far and Middle East and Western Europe, and we have subsidiaries with manufacturing facilities in Mexico.  To limit our foreign currency exchange rate risk related to sales to our customers, orders are almost always valued and sold in U.S. dollars.  We have entered into forward foreign exchange contracts in the past, primarily to limit the Specialty Avionics Group’s exposure related to foreign inventory procurement and operating costs.  While we have not entered into any such contracts since 1998, we may do so in the future depending on the volume of non-U.S. dollar denominated transactions and our assessment of future foreign exchange rate trends.

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

Name	Age	DeCrane Holdings	DeCrane Aircraft

R. Jack DeCrane (1)	56	Vice Chairman of the Board of Directors and Chief Executive Officer	Director and Chief Executive Officer

Richard J. Kaplan	60	Director, Chief Financial Officer and Assistant Secretary	Director, Senior Vice President, Chief Financial Officer, Secretary and Treasurer

Robert G. Martin	65	—	Senior Vice President and Group President

Jeffrey A. Nerland	45	—	Senior Vice President and Group President

Thompson Dean	45	Chairman of the Board of Directors	Chairman of the Board of Directors

James A. Quella	53	Director	Director

Susan C. Schnabel (1) (2)	41	Director	Director

Albert E. Suter (1) (2)	67	Director	Director

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

Robert G. Martin has been our Senior Vice President and President of the Systems Integration Group since October 1999.  Mr. Martin also served as President of PATS since we acquired it in January 1999 through December 2002 and as President of Aerospace Display Systems from September 1992 until October 1999.

Jeffrey A. Nerland has been our Senior Vice President and President of the Cabin Management Group since December 2001.  From January 1999 until December 2001, Mr. Nerland served as Vice President, Business Development, and was appointed Senior Vice President in March 2001.  Mr. Nerland also served as President of the Cabin Management Group’s Seating Division from June 2000 through December 2001.  From July 1994 through December 1998, he was President of The Nerland Group and a partner with Budetti, Harrison, Nerland and Associates, a consulting and interim management firm.

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

James A. Quella has been a director of DeCrane Aircraft and DeCrane Holdings since February 2003.  Mr. Quella has also been a Managing Director and Operating Partner of DLJ Merchant Banking, Inc. since July 2000.  In November 2000, Credit Suisse First Boston, Inc. acquired Donaldson, Lufkin & Jenrette, Inc.  As a result, DLJ Merchant Banking, Inc. and Donaldson, Lufkin & Jenrette Securities Corporation became indirect affiliates of Credit Suisse First Boston, Inc. and Credit Suisse Group.  Previously, Mr. Quella was a Managing Director with GH Ventures Partners LLC from January 2000 through July 2000 and Vice Chairman of Mercer Management Consulting, Inc. from 1997 through 1999.  Mr. Quella serves as a director of Advanstar, Inc., Advanstar Communications Inc., Merrill Corporation and Von Hoffman Holdings, Inc.

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

		Annual Compensation		All Other Compensation
Name				Securities Underlying Options (1)	Other (2)
	Year	Salary	Bonus

R. Jack DeCrane (3)	2002	$355,144	$750,000	—	$19,477
Chief Executive Officer and Director	2001	352,906	1,290,000	—	15,741
	2000	341,381	1,100,000	2,981	48,979

Richard J. Kaplan (4)	2002	212,200	330,000	—	9,029
Senior Vice President and Director	2001	212,200	470,000	—	5,809
	2000	207,293	400,000	4,093	25,721

Robert G. Martin (5)	2002	222,789	300,000	—	6,500
Senior Vice President	2001	222,789	403,639	—	6,275
	2000	216,300	384,000	3,229	5,100

Jeffrey A. Nerland (6)	2002	210,000	225,000	—	6,507
Senior Vice President	2001	191,794	290,000	—	5,541
	2000	185,338	250,000	5,344	5,024

Jeffrey F. Smith (7)	2002	212,181	275,000	—	4,565
Senior Vice President	2001	212,003	490,000	—	5,250
	2000	206,063	249,000	3,000	5,250

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

(7)                      Mr. Smith was our Senior Vice President and President of the Specialty Avionics Group from October 1999 until he resigned his positions on May 23, 2003 in connection with the sale of the Specialty Avionics Group.  Prior to October 1999, Mr. Smith was President of our Avtech subsidiary.

Stock Option Grants in Last Fiscal Year

During the fiscal year ended December 31, 2002, no options to purchase shares of DeCrane Holdings common stock were granted pursuant to the management incentive plan.  See “—Employment Agreements and Compensation Arrangements–Incentive Plans.”

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

No stock options were exercised by our executive officers during the year ended December 31, 2002.  The following table sets forth information about the stock options held by the executive officers named below as of December 31, 2002.

Name	Number of Securities Underlying Unexercised Options Exercisable / Unexercisable	Value of Unexercised In-the-Money Options at Fiscal Year End (1) Exercisable / Unexercisable

R. Jack DeCrane
Exercisable at $23.00 per share	36,253 / 73,605	$ — / —
Richard J. Kaplan
Exercisable at $23.00 per share	9,840 / 19,976	— / —
Exercisable at $35.00 per share	972 / 1,974	— / —
Robert G. Martin
Exercisable at $23.00 per share	5,954 /12,088	— / —
Exercisable at $35.00 per share	990 / 2,010	— / —
Jeffrey A. Nerland
Exercisable at $23.00 per share	3,641 / 7,391	— / —
Exercisable at $35.00 per share	1,650 / 3,350	— / —
Jeffrey F. Smith
Exercisable at $23.00 per share	6,029 / 12,243	— / —
Exercisable at $35.00 per share	990 /2,010	— / —

(1)                                  Unexercised options had an exercise price above fair market value as of December 31, 2002.  Since the common stock of DeCrane Holdings is privately-held, there is no established public trading market for its shares.  The Board of Directors determines the fair value of stock options granted and the fair value of the common stock as of any given period-end date based on the aggregate enterprise value of DeCrane Holdings.  Enterprise value is computed based upon a multiple of Adjusted EBITDA, as reflected in our financial statements, and the multiple is based upon comparable data from other publicly-held companies as well as publicly available information on privately-held companies.  The Board of Directors did not determine the specific fair value of the common stock as of December 31, 2002, but did conclude that fair value was below $23.00 per share, the lowest exercise price of any options granted.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of our Board of Directors makes decisions regarding officer compensation.  Jack DeCrane, chief executive officer of DeCrane Aircraft and DeCrane Holdings, participates in those discussions as a member of the Committee.

Employment Agreements and Compensation Arrangements

R. Jack DeCrane

On July 17, 1998, the Compensation Committee of our Board of Directors approved a three-year employment agreement between DeCrane Aircraft and R. Jack DeCrane, replacing his prior employment agreement that was to expire on September 1, 1998.  Mr. DeCrane’s employment agreement was amended on May 5, 2000 to provide for a term through June 30, 2001, which term shall automatically extend for additional one year periods unless terminated by either party giving the other party notice of termination prior to April 1st of the year prior to the year in which the agreement would otherwise terminate and has therefore been extended to June 30, 2005.  Mr. DeCrane’s employment agreement provides for various benefits, including an initial salary of $310,000, which is subject to annual review and increase, but not a decrease, and an annual bonus, currently determined pursuant to the performance-based cash incentive bonus plan.

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

Change of Control Agreements

In August 2002, we entered into change of control agreements with each of our executive officers, other than Mr. DeCrane, whose above described employment agreement contains provisions concerning change of control.  The agreements, which replaced earlier agreements which had expired, provide that, for a term of two years from the effective date, should a change of control, as defined, occur during the term of the agreement and the executive officer’s employment shall be involuntarily terminated for any reason on a date which is less than two years after the date of the change of control, other than for cause, death or disability or terminated by the officer for good reason, DeCrane Aircraft is required to pay such executive a lump sum equal to his then salary plus average annual bonus over the last five years, equal to twenty four months compensation less the number of months elapsed from the date of the change of control to the employment termination date.

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

Incentive Plans

Our management incentive plan provides for the issuance of options to purchase the common stock of DeCrane Holdings as incentive compensation to designated executive personnel and other key employees of DeCrane Aircraft and its subsidiaries.  The Compensation Committee of the Board of Directors of DeCrane Holdings administers the management incentive plan.  The plan provides for the granting of options to purchase 356,257 common shares and expires in 2009.  Substantially all of the options awarded become fully vested and exercisable eight years from the date of grant but vesting and exercise can be accelerated based upon future attainment of defined performance criteria.  As of December 31, 2002, 32% of the options granted pursuant to the plan are vested and exercisable.  We believe the per share exercise price of the options granted approximated the fair market value of the underlying common stock on each of the grant dates.

From time-to-time, we have permitted designated executive personnel and other key employees to purchase shares of common stock of DeCrane Holdings.  Prior to the July 30, 2002 enactment of the Sarbanes-Oxley Act of 2002, a portion of the purchase price was in certain instances, loaned to the participants by DeCrane Aircraft.  This arrangement was made available to persons and in amounts determined by the Compensation Committee of the Board of Directors.  In December 1999, management purchased 171,295 shares of DeCrane Holdings common stock for $23.00 per share.  The total purchase price was $3.9 million, of which one-half was paid in cash and one-half was loaned to management by DeCrane Aircraft with interest at applicable federal rates.  During 2000, an additional 19,707 shares of DeCrane Holdings common stock was purchased by employees at $23.00 per share, which was paid in cash.  Subsequent to the July 30, 2002 enactment of the Sarbanes-Oxley Act, we have discontinued making new loans to participants as mandated by the Act.  Loans originated prior to and outstanding as of the effective date of the Act will be repaid in accordance with their terms, as permitted by the Act.  Upon termination of employment of any purchaser by us without cause, DeCrane Holdings has the right to purchase, and the purchaser has the right to cause DeCrane Holdings to purchase, such purchased stock at its then fair market value or, if we terminate the purchaser with cause or the purchaser terminates employment, the purchase price is the lower of $23.00 per share or its then fair market value.

Our cash incentive bonus plan provides for the allocation of a bonus pool each year for incentive compensation to designated executive personnel and certain other employees of DeCrane Aircraft and its subsidiaries.  The bonus pool, which is approved by the compensation committee, is adjusted each year based on Adjusted EBITDA and cash flow, as defined, generated by the relevant participant’s operating unit.  Bonus payments are generally made in the quarter following the end of the year or period to which they pertain.

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

Directors

Selection of Directors and Term of Office

DLJ Merchant Banking Partners II, L.P. is entitled to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft as described in “Certain Relationships and Related Transactions—Investors’ Agreement.”  At least one of such directors selected by DLJ Merchant Banking on each board must be an independent director.  Mr. Suter is an independent director.  All directors hold office until their successor is designated and qualified.

Directors’ Compensation

The directors of DeCrane Holdings and DeCrane Aircraft generally do not receive annual fees or fees for attending meetings of the Board of Directors or committees thereof.  However, Albert E. Suter, an independent director not affiliated with any investor in DeCrane Holdings, receives a director’s fee of $50,000 per year.  In addition, the Board of Directors of DeCrane Holdings authorized the issuance of options to purchase 7,500 shares of DeCrane Holdings common stock to Mr. Suter under the same terms as the management incentive plan.  See “Certain Relationships and Related Transactions—Transactions with Management and Others–Recent Transactions” for additional information.  Also, Mr. Suter is reimbursed for out-of-pocket expenses.  We expect to continue these policies.

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

	Common Stock (2)			14% Senior Redeemable Preferred Stock
Name of Beneficial Owner (1)	Number of Shares, Partially Diluted	Percentage		Number of Shares	Percentage

DLJ Merchant Banking Partners II, L.P. and affiliates (3) Eleven Madison Avenue, New York, NY 10010	4,179,530	95.4%		340,000	99.3%

Thompson Dean (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—		—	—

James A. Quella (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—		—	—

Susan C. Schnabel (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—		—	—

Albert E. Suter (5)	6,204		*	—	—

R. Jack DeCrane (6)	95,755	2.3%		—	—

Richard J. Kaplan (7)	33,698		*	—	—

Robert G. Martin (8)	11,520		*	—	—

Jeffrey A. Nerland (9)	12,156		*	—	—

Jeffrey F. Smith (10)	16,173		*	—	—

All directors and named executive officers as a group (nine persons)	175,506	4.2%		—	—

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

(3)                      Reflects 3,913,044 shares of common stock, warrants to purchase an additional 266,486 shares of common stock and preferred stock held directly by DLJ Merchant Banking Partners II, L.P. and the following affiliated investors:

•	DLJ Diversified Partners, L.P.
•	DLJ Diversified Partners-A, L.P.
•	DLJ EAB Partners, L.P.
•	DLJ ESC II, L.P.
•	DLJ First ESC L.P.
•	DLJ Investment Partners, L.P.
•	DLJ Investment Partners II, L.P.
•.	DLJ Merchant Banking Partners II-A, L.P.
•	DLJ Millennium Partners, L.P.
•	DLJ Millennium Partners-A, L.P.
•	DLJ Offshore Partners II, C.V.
•	DLJIP II Holdings, L.P.
•	DLJMB Funding II, Inc.
•	MBP II Plan Investors
•	UK Investment Plan 1997 Partners, Inc.

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

(5)                      Includes 2,500 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(6)                      Includes 36,253 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(7)                      Includes 10,812 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(8)                      Includes 6,944 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(9)                      Includes 5,291 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

(10)                Includes 7,019 shares that may be acquired upon the exercise of stock options that are exercisable or will become exercisable prior to 60 days from March 28, 2003.

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

	Common Stock (2)		16% Senior Redeemable Preferred Stock
Name of Beneficial Owner (1)	Number of Shares, Partially Diluted	Percentage	Number of Shares	Percentage

DeCrane Holdings Co. c/o DLJ Merchant Banking Partners II, L.P. Eleven Madison Avenue, New York, NY 10010	100	100.0%	—	—

DLJ Merchant Banking Partners II, L.P. affiliates (3) Eleven Madison Avenue, New York, NY 10010	—	—	200,000	80.0%

Thompson Dean (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—	—	—

James A. Quella (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—	—	—

Susan C. Schnabel (4) c/o Credit Suisse First Boston Eleven Madison Avenue, New York, NY 10010	—	—	—	—

Putnam Investment Management, Inc. and affiliates (5) One Post Office Square, Boston, MA 02109	—	—	50,000	20.0%

Albert E. Suter	—	—	—	—

R. Jack DeCrane	—	—	—	—

Richard J. Kaplan	—	—	—	—

Robert G. Martin	—	—	—	—

Jeffrey A. Nerland	—	—	—	—

Jeffrey F. Smith	—	—	—	—

All directors and named executive officers as a group (nine persons)	—	—	—	—

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
• DLJ Investment Partners II, L.P.
• DLJIP II Holdings, L.P.

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

(5)                                  Reflects preferred stock held by the following investors related to Putnam Investment Management, Inc.:

• Putnam Diversified Income Trust
• Putnam Fund Trust - Putnam High Yield Trust II
• Putnam High Yield Advantage Fund
• Putnam High Yield Trust
• Putnam Strategic Income Fund
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

The provisions of our Management Incentive Stock Option Plan and the terms of the options granted to non-employees are described in Note 15 accompanying our financial statements included in this report.

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

Transactions with Management and Others

Arrangements with Other CSFB / DLJ Affiliates

Credit Suisse First Boston, as successor to DLJ Capital Funding, Inc., receives customary fees and reimbursement of expenses in connection with the arrangement and syndication of our senior bank credit facility and as a lender thereunder.  Credit Suisse First Boston Corporation, referred to herein as CSFB Corporation and formerly known as Donaldson, Lufkin & Jenrette Securities Corporation, is the sole market-maker for our senior subordinated notes.  In addition, DeCrane Aircraft is obligated to pay CSFB Corporation an annual advisory fee, currently in the amount of $350,000 per year.  We may from time to time enter into other investment banking relationships with CSFB Corporation or one of its affiliates pursuant to which they will receive customary fees and will be entitled to reimbursement for all reasonable disbursements and out-of-pocket expenses incurred in connection therewith.  We expect that any such arrangement will include provisions for the indemnification of CSFB Corporation against liabilities, including liabilities under the federal securities laws.

Investors’ Agreement

Investors owing 96.7% of DeCrane Holdings’ issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings’ preferred stock and all of DeCrane Aircraft’s preferred and common stock, have entered into an Amended and Restated Investors’ Agreement, dated October 6, 2000, among DeCrane Holdings Co., DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities, Putnam Investment Management, Inc. and affiliated funds and entities and all management investors.  Investors who own DeCrane Holdings’ warrants to purchase 159,794 shares of common stock are not parties to the Investors’ Agreement.  The agreement provides that:

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

Year Ended December 31, 2002

The following transactions occurred during the year ended December 31, 2002:

•                  DeCrane Holdings repurchased 18,308 shares of its common stock from Charles H. Becker, a former DeCrane Aircraft executive officer, for $0.5 million ($27.00 per share) in January 2002.  In connection with the repurchase, DeCrane Aircraft’s $0.2 million loan to Mr. Becker collateralized by the repurchased common stock was repaid, plus accrued interest.  Mr. Becker also elected to exercise 9,120 vested stock options on a cashless basis and received $36,000 for the net difference between the $27.00 per share repurchase price and the $23.00 per share option exercise price.  DeCrane Aircraft funded DeCrane Holdings’ cash requirements for the transactions.

•                  DeCrane Aircraft further amended its senior credit facility in March 2002.  Credit Suisse First Boston received customary fees and reimbursement of expenses in connection with obtaining the amendment.

•                  Mr. Suter, a director, purchased 3,704 shares of DeCrane Holdings common stock for $0.1 million and was granted options to purchase an additional 7,500 common shares, all at $27.00 per share, in May and June 2002.  The shares purchased and options granted were under the same terms as the management incentive plan, which also pertains to independent non-management directors.  DeCrane Holdings contributed the net proceeds to DeCrane Aircraft.

•                  DLJ Merchant Banking and affiliates purchased 217,392 shares of DeCrane Holdings common stock for $5.0 million ($23.00 per share) in September 2002 and DeCrane Holdings, in turn, contributed the net proceeds to the paid-in capital of DeCrane Aircraft.

•                  CSFB Corporation received a $350,000 annual advisory fee.

CSFB and affiliated funds and entities were paid an aggregate of $2.0 million in connection with the above transactions.

January 1, 2003 to the Present

The following transactions occurred during the period from January 1, 2003 to the date of this report:

•                  DeCrane Aircraft sold its Specialty Avionics Group on May 23, 2003.  CSFB Corporation served as DeCrane Aircraft’s financial advisors for the transaction and received customary fees and reimbursement of expenses in connection with the transaction.

•                  In connection with DeCrane Aircraft’s sale of its Specialty Avionics Group, DeCrane Aircraft further amended its senior credit facility in March 2003.  Credit Suisse First Boston received customary fees and reimbursement of expenses in connection with obtaining the amendment.

•                  CSFB Corporation has received $175,000 of its $350,000 annual advisory fee for 2003.

CSFB and affiliated funds and entities were paid an aggregate of $2.7 million in connection with the above transactions.

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

Name	Number of Shares Held as Collateral (1)	Interest Rate (2)	Total Indebtedness to DeCrane Aircraft as of December 31, 2002
			Principal (3)	Accrued Interest (4)	Total (5)

R. Jack DeCrane	56,521	5.74%	$649,991	$119,806	$769,797
Richard J. Kaplan	21,739	5.74	249,998	46,079	296,077
Robert G. Martin(6)	4,347	5.74	49,990	9,214	59,204
Jeffrey A. Nerland	6,521	5.74	74,991	13,822	88,813

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

ITEM 14.                                              CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures within 90 days of the initial filing of this report on April 15, 2003.  These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

Changes in internal controls.  Subsequent to the date of their evaluation and prior to the initial filing of this report, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3.                                      Exhibits

The following exhibits are filed as part of this report.

Exhibit Number	Filing Reference	Exhibit Description

2.1	(18)

Stock Purchase Agreement dated as of March 14, 2003 among Wings Holdings, Inc. and DeCrane Aircraft Holdings, Inc. and DeCrane Holdings Co. relating to the purchase and sale of 100% of the Common Stock of Avtech Corporation and Tri-Star Electronics International, Inc. and 100% of the Membership Interest of Aerospace Display Systems, LLC

3.1.1	(1)	Bylaws of DeCrane Holdings Co.
3.1.2	(1)	Certificate of Incorporation of DeCrane Holdings Co.
3.1.2.1	(11)	Certificate of Amendment of Certificate of Incorporation of DeCrane Holdings Co. dated May 8, 2000
3.2.1	(1)	Certificate of Incorporation of DeCrane Aircraft Holdings, Inc.
3.2.1.1	(15)	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated October 17, 2001
3.2.2	(1)	Bylaws of DeCrane Aircraft Holdings, Inc.
3.3.1	(10)	Certificate of Formation and Certificate of Merger of Aerospace Display Systems, LLC
3.3.2	(10)	Limited Liability Company Operating Agreement for Aerospace Display Systems, LLC
3.3.2.1	(18)	Amendment No. 1 to Limited Liability Company Agreement of Aerospace Display Systems, LLC dated March 9, 2003
3.4.1	(1)	Articles of Incorporation of Audio International, Inc.
3.4.2	(1)	Amended & Restated Bylaws of Audio International, Inc.
3.5.1	(1)	Articles of Incorporation of Avtech Corporation
3.5.2	(1)	Bylaws of Avtech Corporation
3.7.1	(16)	Certificate of Formation and Certificate of Merger of Dettmers Industries, LLC
3.7.2	(16)	Limited Liability Company Operating Agreement of Dettmers Industries, LLC
3.10.1	(1)	Articles of Incorporation of Hollingsead International, Inc.
3.10.2	(1)	Bylaws of Hollingsead International Inc.
3.11.1	(1)	Articles of Incorporation of Tri-Star Electronics International, Inc.
3.11.2	(1)	Bylaws of Tri-Star Electronics International, Inc.
3.12.1	(1)	Articles of Incorporation of PATS, Inc.
3.12.2	(1)	Bylaws of PATS, Inc.
3.12.3	(1)	Amendment to Articles of Incorporation of PATS, Inc.
3.12.4	(1)	Amendment to Bylaws of PATS, Inc.
3.17.1	(3)	Articles of Incorporation of PPI Holdings, Inc.
3.17.2	(3)	Bylaws of PPI Holdings, Inc.
3.18.1	(3)	Articles of Incorporation of Precision Pattern, Inc.

Exhibit Number	Filing Reference	Exhibit Description

3.18.2	(3)	Bylaws of Precision Pattern, Inc.
3.19.1	(10)	Certificate of Formation and Certificate of Merger for Custom Woodwork & Plastics, LLC
3.19.2	(10)	Limited Liability Company Operating Agreement for Custom Woodwork & Plastics, LLC
3.20.1	(4)	Articles of Incorporation of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)
3.20.1.1	(16)	Certificate of Amendment of Articles of Incorporation of PCI Acquisition Co., Inc. (changing its name to PCI Newco, Inc.)
3.20.2	(4)	Bylaws of PCI Newco, Inc. (formerly PCI Acquisition Co., Inc.)
3.22.1	(5)	Articles of Incorporation DAH-IP Holdings, Inc.
3.22.2	(5)	Bylaws of DAH-IP Holdings, Inc.
3.23.1	(5)	Articles of Incorporation of DAH-IP Infinity, Inc.
3.23.2	(5)	Bylaws of DAH-IP Infinity, Inc.
3.24.1	(5)	Certificate of Limited Partnership of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.)
3.24.1.1	(16)	Certificate of Amendment of the Certificate of Limited Partnership of DAH-IP Acquisition Co., L.P. (changing its name to The Infinity Partners, LTD.)
3.24.2	(5)

Limited Partnership Agreement of The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) among DAH-IP Holdings, Inc., the General Partner, and DeCrane Aircraft Holdings, Inc., the Limited Partner

3.24.3	(5)	Assignment of Partnership Interest in The Infinity Partners, LTD. (formerly DAH-IP Acquisition Co., L.P.) by DeCrane Aircraft Holdings, Inc. to DAH-IP Infinity, Inc.
3.25.1	(8)	Certificate of Formation and Certificate of Amendment of Carl F. Booth & Co., LLC
3.25.2	(8)	Limited Liability Company Agreement of Carl F. Booth & Co., LLC
3.26.1	(10)	Restated Articles of Incorporation of ERDA, Inc.
3.26.1.1	(17)	Articles of Amendment amending the Restated Articles of Incorporation of ERDA, Inc. (changing its name to DeCrane Aircraft Seating Company, Inc.
3.26.2	(10)	Bylaws of ERDA, Inc. (formerly ERDA Acquisition Co., Inc.)
3.27.1	(12)	Articles of Incorporation of Coltech, Inc.
3.27.2	(12)	Bylaws of Coltech, Inc.
3.29.1	(13)	Certificate of Limited Partnership of DeCrane Aircraft Furniture Co., LP
3.29.2	(13)	Limited Partnership Agreement of DeCrane Aircraft Furniture Co., LP
3.30.1	(17)	Certificate of Formation of DeCrane Cabin Interiors, LLC
3.30.2	(17)	Limited Liability Company Agreement of DeCrane Cabin Interiors, LLC
4.1	(1)	Indenture dated October 5, 1998 between DeCrane Aircraft and State Street Bank and Trust Company
4.1.1	(1)	Supplemental Indenture dated January 22, 1999 among PATS, Inc. and its subsidiaries, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company

Exhibit Number	Filing Reference	Exhibit Description

4.1.2	(2)	Supplemental Indenture to be dated April 23, 1999 among PPI Holdings, Inc., Precision Pattern, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company
4.1.3	(12)

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

4.1.7	(12)	Supplemental Indenture to be dated May 11, 2000 among Booth Acquisition, LLC, the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company
4.1.8	(12)	Supplemental Indenture to be dated June 16, 2000 among DeCrane Aircraft Furniture Co., L.P., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company
4.1.9	(12)	Supplemental Indenture to be dated June 30, 2000 among ERDA, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company
4.1.10	(12)	Supplemental Indenture to be dated August 31, 2000 among Coltech, Inc., the other guarantors under the Indenture, DeCrane Aircraft and State Street Bank and Trust Company
4.3	(1)	Form of Class A Warrant for the Purchase of 155,000 Shares of Common Stock of DeCrane Holdings Co. at an exercise price of $.01 per share
4.3.1	(10)	Form of Class B Warrant for the Purchase of 139,357 Shares of Common Stock of DeCrane Holdings Co. at an exercise price of $.01 per share
4.3.2	(16)	Warrant Agreement dated October 5, 1998 for the Purchase of 155,000 Shares of Common of DeCrane Holdings Co. at an exercise price of $23.00 per share
4.4	(1)	Warrant Registration Rights Agreement - DeCrane Holdings Co.
4.5	(16)	Certificate of Amendment amending the Certificate of Designations, Preferences and Rights of 14% Senior Redeemable Exchangeable Preferred Stock due 2008, effective October 2, 1998
4.5	(1a)	Form of DeCrane Aircraft 12% Senior Subordinated Notes due 2008
4.5.1	(10)	Amendment No. 1 to the Certificate of Designations, Preferences and Rights of 14% Senior Redeemable Exchangeable Preferred Stock due 2008, effective June 29, 2000

Exhibit Number	Filing Reference	Exhibit Description

4.6	(10a)	Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009
4.6.1	(12a)	Amendment to the Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock due 2009 dated October 5, 2000
4.7	(10a)	Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the Holders of Senior Preferred Stock
4.7.1	(12a)

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

10.10.6	(18)

Third Amendment to the Third Amended and Restated Credit Agreement dated as of March 31, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein, Credit Suisse First Boston (as successor to DLJ Capital Funding, Inc.) as syndication agent, and Bank One NA, as administrative agent

10.11	(1)	General Terms Agreement between The Boeing Company and PATS, Inc. dated February 17, 1998
10.11.1	(1)	Special Business Provisions between The Boeing Company and PATS, Inc. dated February 17, 1998
10.11.2	(1)	Letter Agreement between The Boeing Company and DeCrane Aircraft Holdings, Inc. dated January 15, 1999
10.19 **	(5)	Amended Management Incentive Stock Option Plan
10.20 **	(5)	Amended Stock Subscription Agreement
10.21 **	(5)	Amended Incentive Bonus Plan
10.22 **	(7)	Executive Deferred Compensation Plan
10.23 **	(18)	Form of Change of Control Agreements between DeCrane Aircraft Holdings, Inc. and certain executives
21.1	(17)	List of Subsidiaries of Registrant
31.1	*	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(14)                            Filed as an exhibit to our Form 10-Q dated March 31, 2001 filed with the Commission on May 14, 2001.

(15)                            Filed as an exhibit to our Form 10-Q dated September 30, 2001 filed with the Commission on November 13, 2001.

(16)                            Filed as an exhibit to our Form 10-K dated December 31, 2001 filed with the Commission on March 27, 2002.

(17)                            Filed as an exhibit to our Form 10-Q dated March 31, 2002 filed with the Commission on May 13, 2002.

(18)                            Filed as an exhibit to our Form 10-K dated December 31, 2002 filed with the Commission on April 15, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

By:	/s/ R. JACK DECRANE	By:	/s/ RICHARD J. KAPLAN
	R. Jack DeCrane		Richard J. Kaplan
	Chief Executive Officer		Chief Financial Officer and Assistant Secretary

Date:	October 9, 2003

Index to Consolidated Financial Statements and Financial Statement Schedules

Consolidated Financial Statements

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

In our report dated February 18, 2003, we expressed substantial doubt about the Company’s ability to continue as a going concern.  This doubt was based on the fact that the Company would be in default of its senior credit facility unless it consummated the sale of its Specialty Avionics Group prior to June 30, 2003.  As discussed in Notes 2 and 10, the sale was consummated on May 23, 2003 thus alleviating our doubt about its ability to continue as a going concern.

As discussed in Note 7, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company ceased amortizing goodwill as of January 1, 2002.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

February 18, 2003, except for Notes 2 and 10,
which are as of May 23, 2003

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
(In thousands, except share data)	2002	2001

Assets

Current assets:
Cash and cash equivalents	$12,421	$9,478
Accounts receivable, net	26,354	41,899
Inventories	59,300	61,433
Deferred income taxes	16,430	6,193
Prepaid expenses and other current assets	1,724	1,727
Current assets of discontinued operations	160,741	50,635
Total current assets	276,970	171,365

Property and equipment, net	36,139	42,660
Goodwill	196,430	210,948
Other assets, principally intangibles, net	39,428	48,934
Long-lived assets of discontinued operations	—	171,804
Total assets	$548,967	$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$16,317	$13,332
Accounts payable	13,055	14,512
Accrued liabilities	31,494	52,921
Income taxes payable	—	103
Current liabilities of discontinued operations	19,928	8,841
Total current liabilities	80,794	89,709

Long-term debt	364,700	385,936
Deferred income taxes	27,077	19,121
Other long-term liabilities	7,364	6,620
Long-term liabilities of discontinued operations	—	13,695

Commitments and contingencies (Note 13)

Minority interest in preferred stock of subsidiary	34,081	28,240
Mandatorily redeemable preferred stock	62,222	54,223

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of December 31, 2002 and 2001	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,116,627 and 3,914,274 shares issued and outstanding as of December 31, 2002 and December 31, 2001, respectively	41	39
Additional paid-in capital	72,125	75,542
Notes receivable for shares sold	(2,591)	(2,668)
Accumulated deficit	(96,485)	(24,658)
Accumulated other comprehensive loss	(361)	(88)
Total stockholders’ equity (deficit)	(27,271)	48,167
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$548,967	$645,711

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands)	2002	2001	2000

Revenues	$229,841	$272,112	$236,501
Cost of sales	170,485	196,866	155,134
Gross profit	59,356	75,246	81,367

Operating expenses:
Selling, general and administrative expenses	40,318	45,429	33,345
Impairment of goodwill	—	8,583	—
Amortization of goodwill and other intangible assets	3,540	12,436	10,628
Total operating expenses	43,858	66,448	43,973

Income from operations	15,498	8,798	37,394

Other expenses:
Interest expense	25,376	29,645	27,181
Minority interest in preferred stock of subsidiary	5,841	5,061	2,274
Other expenses, net	505	634	277

Income (loss) from continuing operations before provision for income taxes	(16,224)	(26,542)	7,662
Provision for income taxes (benefit)	(3,621)	(3,933)	4,607

Income (loss) from continuing operations	(12,603)	(22,609)	3,055

Income (loss) from discontinued operations, net of tax	(41,396)	3,546	(1,727)
Cumulative effect of change in accounting principle	(17,828)	—	—

Net income (loss)	(71,827)	(19,063)	1,328

Noncash preferred stock dividend accretion	(7,999)	(6,971)	(6,074)

Net loss applicable to common stockholders	$(79,826)	$(26,034)	$(4,746)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
(In thousands, except share data)	Shares	Amount

Balance, December 31, 1999	3,571,827	$36	$75,944	$(2,468)	$(6,923)	$6	$66,595
Comprehensive income (loss):
Net income	—	—	—	—	1,328	—	1,328
Translation adjustment	—	—	—	—	—	(6)	(6)
							1,322
Sale of common stock, net of stock repurchased and canceled	342,447	3	7,848	51	—	—	7,902
Value of warrants issued with sale of preferred stock by subsidiary	—	—	4,019	—	—	—	4,019
Noncash dividend accretion on preferred stock	—	—	(6,074)	—	—	—	(6,074)
Compensatory stock option expense	—	—	561	—	—	—	561
Notes receivable interest accrued	—	—	—	(135)	—	—	(135)
Balance, December 31, 2000	3,914,274	39	82,298	(2,552)	(5,595)	—	74,190
Comprehensive income (loss):
Net income	—	—	—	—	(19,063)	—	(19,063)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(88)	(88)
							(19,151)
Noncash dividend accretion on preferred stock	—	—	(6,971)	—	—	—	(6,971)
Compensatory stock option expense	—	—	215	—	—	—	215
Notes receivable interest accrued	—	—	—	(116)	—	—	(116)
Balance, December 31, 2001	3,914,274	39	75,542	(2,668)	(24,658)	(88)	48,167
Comprehensive income (loss):
Net loss	—	—	—	—	(71,827)	—	(71,827)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(273)	(273)
							(72,100)
Sale of common stock	221,096	2	4,998	—	—	—	5,000
Repurchase of common stock, net of related note receivable repaid and tax benefit of options exercised	(18,743)	—	(554)	200	—	—	(354)
Noncash dividend accretion on preferred stock	—	—	(7,999)	—	—	—	(7,999)
Compensatory stock option expense	—	—	138	—	—	—	138
Notes receivable interest accrued	—	—	—	(123)	—	—	(123)
Balance, December 31, 2002	4,116,627	$41	$72,125	$(2,591)	$(96,485)	$(361)	$(27,271)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$(71,827)	$(19,063)	$1,328
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net (income) loss from discontinued operations	41,396	(3,546)	1,727
Cumulative effect of change in accounting principle	17,828	—	—
Depreciation and amortization	13,304	22,582	17,344
Noncash portion of restructuring, asset impairment and other related charges	11,456	19,558	—
Minority interest in preferred stock of subsidiary	5,841	5,061	2,274
Deferred income taxes	690	2,322	6,260
Other, net	110	389	471
Changes in assets and liabilities, net of effect from acquisitions:
Accounts receivable	14,969	(5,508)	1,644
Inventories	(4,792)	(10,427)	(13,377)
Prepaid expenses and other assets	155	(2,126)	2,147
Accounts payable	(1,458)	409	71
Accrued liabilities	(16,418)	(7,321)	(13,523)
Income taxes payable	438	3	792
Other long-term liabilities	28	(400)	(758)
Net cash provided by operating activities	11,720	1,933	6,400

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,890)	(13,529)	(79,440)
Capital expenditures	(4,356)	(10,191)	(20,193)
Other, net	—	636	71
Net cash used for investing activities	(10,246)	(23,084)	(99,562)

Cash flows from financing activities:
Senior term debt borrowings	—	20,000	55,000
Senior revolving line of credit borrowings (repayments), net	(6,000)	(400)	12,400
Proceeds from sale of preferred stock of subsidiary	—	—	24,924
Proceeds from sale of common stock	5,000	—	7,902
Other long-term borrowings	1,145	2,797	3,451
Principal payments on term debt, capitalized leases and other debt	(13,534)	(9,139)	(5,460)
Deferred financing costs	(1,656)	(767)	(1,900)
Repurchase of common stock and options	(368)	—	(50)
Net cash provided by (used for) financing activities	(15,413)	12,491	96,267

Net cash provided by (used for) discontinued operations	16,882	10,432	(3,298)

Net increase (decrease) in cash and cash equivalents	2,943	1,772	(193)
Cash and cash equivalents at beginning of period	9,478	7,706	7,899
Cash and cash equivalents at end of period	$12,421	$9,478	$7,706

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

The Company is a provider of products and services to the business, VIP and head-of-state aircraft market within the aerospace industry.  The Company’s businesses are organized into two separate operating groups: Cabin Management and Systems Integration.  The Company also had a third strategic business, its Specialty Avionics Group, which it sold in 2003 (Note 2).

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all wholly-owned subsidiaries and a majority-owned partnership.  All intercompany accounts and transactions have been eliminated.  Certain reclassifications have been made to prior years’ financial statements to conform to the current year presentation, principally to reflect the Specialty Avionics Group as a discontinued operation.

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

Financial Condition and Liquidity

The September 11, 2001 terrorist attack on the United States, ongoing concerns about global terrorism, the current Middle-Eastern military conflicts, the Severe Acute Respiratory Syndrome (SARS) epidemic and weak global economic conditions are all adversely impacting the aerospace industry.  In response, the Company implemented restructuring programs in 2001 and 2002 designed to reduce costs and conserve working capital (Note 3).  The Company reported losses for the two years ended December 31, 2002, primarily resulting from charges associated with these restructuring activities, as well as the impairment of goodwill.

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

On March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising the Specialty Avionics Group for $140,000,000 in cash and received requisite lender approval on March 28, 2003 to amend the senior credit facility to permit the sale.  The sale was consummated on May 23, 2003 and, as required by the senior credit facility amendment, $130,000,000 of the proceeds was used to repay senior credit facility borrowings.  The sale of the Specialty Avionics Group and resulting reduction in borrowings reduced the Company’s future senior credit facility principal payments obligations by $11,434,000 for 2003, $39,190,000 for 2004 and $79,376,000 for 2005 and 2006.  The senior credit facility amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10,000,000 the maximum permitted revolving line of credit borrowings to $40,000,000, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of a portion of the Company’s 12% senior subordinated notes with the proceeds from the sale of junior securities.

The Company’s results in 2003 continue to be affected by weak customer demand.  The Company’s business is concentrated among a limited number of aircraft manufacturers and temporary suspensions in their production have caused its revenues to decline.  Further or prolonged decreases in demand for new business, VIP and head-of-state and commercial aircraft, as well as related component parts, would result in additional decreases in demand for the Company’s products and services, and, correspondingly, its revenues, thereby adversely affecting its financial condition.  In addition, further deterioration or prolonged decreases in demand could result in additional restructurings of the Company’s business.

Company management believes expected operating cash flows, together with borrowings under the senior credit facility, will be sufficient to meet the Company’s future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, the Company’s ability to comply with its debt financial covenants, pay principal or interest and satisfy its other debt obligations will depend on its future operating performance as well as competitive, legislative, regulatory, business and other factors beyond the Company’s control.  Although Company management cannot be certain, management expects the Company to be in compliance with the revised financial covenants through the end of the year based on the current operating plan.

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

Impairment of Goodwill

Effective January 1, 2002 the Company adopted and began testing goodwill for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” as described in Note 7.  As required by SFAS No. 142, the Company tests goodwill for impairment annually, on October 31st of each year, or when events or changes in circumstances indicate the carrying amount may not be recoverable.  The goodwill impairment model is a two-step process.  First, it requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment.  In this process, a fair value for goodwill is estimated, based in part on the fair value of the operations used in the first step, and is compared to its carrying value.  The amount by which carrying value exceeds fair value represents the amount of goodwill impairment.  As a result of the 2002 impairment testing, the Company recorded a $7,672,000 pre-tax charge relating to its Specialty Avionics Group.

Prior to adoption of SFAS No. 142, impairment testing was in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  In 2001, the Company recorded an $8,583,000 pre-tax charge to operations to reflect the impairment loss resulting from its restructuring program to close a manufacturing facility (Notes 3 and 7).

Impairment of Long-Lived Assets and Other Intangible Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews long-lived assets held for use and intangible assets, other than goodwill, for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying value of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  Long-lived assets deemed held for sale are stated at the lower of cost or fair value.  As a result of two restructuring programs conducted during 2001 and 2002, the Company recorded pre-tax charges of $1,320,000 during 2001 and $3,931,000 during 2002 to reflect the impairment of long-lived assets.  The impairment losses are described in Note 3.

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

The Company does not use derivative financial instruments for trading purposes but only to manage the risk that changes in interest rates would have on future interest payments for a portion of its variable-rate debt.  As of December 31, 2002, the Company has an interest rate swap contract to effectively convert $4,500,000 of variable-rate debt to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this variable-rate debt.  As a result, the interest rate swap contract is reflected at fair value and the related loss of $361,000 on this contract is deferred in stockholders’ equity as a component of comprehensive income (loss).  The deferred loss will be recognized in future periods as interest expense as the related fixed-rate interest payments are made.  In the unlikely event that the counterparty fails to perform under the contract, the Company bears the credit risk that payments due to the Company may not be collected.

Fair Value of Financial Instruments

All financial instruments are held for purposes other than trading.  The estimated fair value of the Company’s long-term debt is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities.  The estimated fair value of the Company’s $100,000,000 senior subordinated debt was approximately $40,000,000 as of December 31, 2002 and $93,500,000 as of December 31, 2001.  All other non-derivative financial instruments as of December 31, 2002 and 2001 approximate their carrying amounts either because of the short maturity of the instrument, or based on their effective interest rates compared to current market rates for similar long-term debt or obligations.

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

Realized foreign currency exchange gains, which pertain to the Specialty Avionics Group and are included in “discontinued operations” caption in the consolidated statements of operations, were $194,000 for the year ended December 31, 2002, $103,000 for the year ended December 31, 2001 and $351,000 for the year ended December 31, 2000.

Revenue Recognition

Revenues from the sale of manufactured products, except for products manufactured under long-term contracts, are recognized upon shipment of product to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, collection of the resulting receivables is probable and there are no remaining significant obligations.

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

Percentage-of-completion is measured using an estimate of direct labor incurred to date to total expected direct labor for each contract.  This method is used because management considers expended direct labor to be the best available measure of progress on these contracts.  Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.  Management believes that the Company will not incur any losses on uncompleted contracts as of December 31, 2002.

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

Research and Development Costs

Research and development costs are expensed as incurred.  Such costs were $56,000 for the year ended December 31, 2002, $698,000 for the year ended December 31, 2001 and $1,615,000 for the year ended December 31, 2000.

Stock Option Plan

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  The Company has elected to continue account of stock-based compensation as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation.”

SFAS No. 148 also amends the disclosure requirements of SFAS 123, to require disclosure in both interim and annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for the Company’s fiscal year ended December 31, 2002 and for interim financial statements beginning in 2003.

The Company has one stock-based employee compensation plan, which is more fully described in Note 15.  As permitted under SFAS No. 123, the Company measures compensation expense related to the employee stock option plan utilizing the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Net income (loss), as reported	$(71,827)	$(19,063)	$1,328
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(376)	(392)	(439)
Pro forma net income (loss)	$(72,203)	$(19,455)	$889

The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.  The assumptions underlying the computations of the fair value of the options are described in Note 15.

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

Note 2.                                  Acquisitions and Dispositions

Disposition of Specialty Avionics Group

On March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group to Wings Holdings, Inc., an affiliate of Odyssey Investment Partners, LLC, for $140,000,000 in cash.  The sale was consummated on May 23, 2003.  The selling price is subject to a post-closing adjustment related to the amount of working capital at closing.  Proceeds of $130,000,000 from the sale were used to repay senior credit facility borrowings (Note 10).  The sale of the Specialty Avionics Group is not expected to affect the operations of the remaining operating groups.

Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As required by SFAS No. 142, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  The Company recorded a modest $689,000 gain, net of tax, on the sale during the second quarter of fiscal 2003, based on the actual financial position of the group on the date of sale.  The ultimate gain or loss on the sale is subject to finalizing the post-closing adjustment, which is not expected to be material, if any.

As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in the accompanying consolidated financial statements.  The financial statements for prior periods have been reclassified to segregate the group’s assets and liabilities, results of operations and cash flows for all periods.

In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” as amended, interest expense includes interest on debt that is to be assumed by the buyer as well as interest on the $130,000,000 of debt that was required to be repaid as a result of the sale.  Interest expense was based on the historical interest rates charged during each of the periods.  In addition, and also in accordance with EITF 87-24, costs and expenses exclude the allocation of general corporate overhead.

The following tables summarize the financial position, results operations and cash flows of the Specialty Avionics Group.

	December 31,
(In thousands)	2002	2001

Assets:
Current assets	$41,614	$50,635
Property and equipment, net	15,744	18,413
Other assets, principally intangibles, net	103,383	153,391
Total assets	160,741	222,439

Liabilities:
Current liabilities	8,288	8,841
Long-term liabilities	11,640	13,695
Total liabilities	19,928	22,536

Net assets of the Specialty Avionics Group	$140,813	$199,903

	Year Ended December 31,
(In thousands)	2002	2001	2000

Results of Operations:
Revenues	$95,789	$123,240	$110,878

Operating expenses:
Costs and expenses	75,031	97,320	88,963
Impairment of goodwill	7,672	—	—
Amortization of goodwill and other intangible assets	2,228	7,484	7,320
Total operating expenses	84,931	104,804	96,283

Income from operations	10,858	18,436	14,595

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	7,720	8,439	13,337
Debt obligations assumed by the buyer	798	917	1,105
Other expenses, net	439	413	205

Pre-tax income (loss)	1,901	8,667	(52)
Provision for income taxes	(3,975)	(5,121)	(1,675)

Income before change in accounting principle	(2,074)	3,546	(1,727)
Cumulative effect of change in accounting principle	(39,322)	—	—
Net income (loss) from discontinued operations	$(41,396)	$3,546	$(1,727)

	Year Ended December 31,
(In thousands)	2002	2001	2000

Cash Flows Provided By (Used For):
Operating activities	$18,598	$12,996	$10,383
Investing activities	(1,073)	(1,708)	(12,602)
Financing activities	(815)	(1,094)	(611)
Net (increase) decrease in cash and cash equivalents	125	177	(474)
Effect of foreign currency translation on cash	47	61	6
Net cash provided by (used for) discontinued operations	$16,882	$10,432	$(3,298)

Acquisitions Completed During 2000

During the year ended December 31, 2000, the Company acquired:

Cabin Management Group

•                  substantially all of the assets of Carl F. Booth & Co., an Indiana-based manufacturer of wood veneer panels primarily used in aircraft interior cabinetry, on May 11, 2000;

•                  all of the common stock of ERDA, Inc. (subsequently renamed DeCrane Aircraft Seating Co., Inc.), a Wisconsin-based designer and manufacturer of aircraft seating, on June 30, 2000; and

Specialty Avionics Group (Discontinued Operation)

•                  all of the common stock of Coltech, Inc., an Arizona-based designer and manufacturer of audio components for commercial and business, VIP and head-of-state aircraft, on August 31, 2000.

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

The acquisitions were funded with borrowings under the Company’s senior credit facility and proceeds from the sale of common and preferred stock as described in Note 12.

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

Unaudited Pro Forma Information

Unaudited pro forma consolidated results of operations are presented in the table below for the year ended December 31, 2000.  The results of operations reflect the Company’s acquisitions, excluding the company acquired by the Specialty Avionics Group, as if all of these transactions were consummated as of January 1, 2000.

(Unaudited, in thousands)	Pro Forma Year Ended December 31, 2000

Revenues	$255,531
Income from continuing operations before cumulative effect of change in accounting principle, net of tax	1,057
Net loss	(670)

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

During 2002, three customers accounted for more than 10% of the Company’s consolidated revenues (Note 17).  If the Company had completed its 2000 acquisitions at the beginning of 2000, unaudited pro forma revenues from these customers for year ended December 31, 2000 would have been as follows: Bombardier – $61,589,000; Boeing – $29,618,000; and Textron – $51,401,000.  Complete loss of any of the customers identified above could have a significant adverse impact on the results of operations expected in future periods.

Note 3.                                  Restructuring, Asset Impairment and Other Related Charges

During the two years ended December 31, 2002, the Company recorded restructuring, assets impairment and other related charges as follows:

	Year Ended December 31,
(In thousands)	2002	2001

Nature of charges:
Asset Realignment Restructuring	$6,901	$28,658
Seat Manufacturing Facilities Restructuring	6,294	—
Other asset impairment related charges	12,048	—
Total pre-tax charges	$25,243	$28,658

Business segment recording the charges:
Cabin Management	$13,195	$22,309
Systems Integration	4,060	3,525
Total continuing operations	17,255	25,834
Discontinued operations (Specialty Avionics)	7,988	2,824
Total pre-tax charges	$25,243	$28,658

Charged to operations:
Cost of sales	$10,676	$13,557
Selling, general and administrative expenses	6,579	3,694
Impairment of goodwill	—	8,583
Discontinued operations (Specialty Avionics)	7,988	2,824
Total pre-tax charges	$25,243	$28,658

Components of charges:
Continuing operations:
Noncash charges	$11,456	$19,558
Cash charges	5,799	6,276
Total continuing operations	17,255	25,834
Discontinued operations (Specialty Avionics):
Noncash charges	7,988	2,500
Cash charges	—	324
Total discontinued operations	7,988	2,824
Total pre-tax charges	$25,243	$28,658

Asset Realignment Restructuring

During the second quarter of 2001, the Company’s Cabin Management Group adopted a restructuring program to realign production programs between its manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring program in December 2001 designed to reduce costs and conserve working capital.  This program included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  This program primarily affected the Company’s Cabin Management and Specialty Avionics Groups.

The restructuring, asset impairment and other related charges are comprised of the following:

•                  Impairment of Long-Lived Assets.  In 2001, the restructuring program resulted in the impairment of property, equipment and goodwill and, accordingly, these assets were written down to their net realizable value.  In 2002, the decision to permanently close the additional manufacturing facility resulted in an additional impairment of property and equipment and, accordingly, these assets were written down to their estimated net realizable value in 2002.  Net realizable values are based on estimated current market values and the actual losses could exceed these estimates.

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

The components of the restructuring, assets impairment and other related charges are as follows:

(In thousands)	Balance at Beginning of the Year	Total Charges	Amounts Incurred		Balance at End of the Year
			Noncash	Cash

Year ended December 31, 2002:

Severance and other compensation costs	$1,185	$—	$—	$(1,185)	$—
Lease termination and other related costs	424	—	—	(334)	90
Impairment of property and equipment	—	2,557	(2,557)	—	—
Excess inventory write-downs	—	1,265	(1,265)	—	—
Total	$1,609	3,822	$(3,822)	$(1,519)	$90

Other restructuring-related charges		3,079
Total pre-tax charges		$6,901

	Balance at Beginning of the Year				Balance at End of the Year
		Total Charges	Amounts Incurred
(In thousands)			Noncash	Cash

Year ended December 31, 2001:

Impairment of long-lived assets:
Goodwill	$—	$8,583	$(8,583)	$—	$—
Property and equipment	—	1,320	(1,320)	—	—
Product development cost write-offs	—	7,908	(7,908)	—	—
Excess inventory write-downs	—	4,247	(4,247)	—	—
Realignment of production programs between facilities	—	3,902	—	(3,902)	—
Severance and other compensation costs	—	2,024	—	(839)	1,185
Lease termination and other related costs	—	674	—	(250)	424
Total	$—	$28,658	$(22,058)	$(4,991)	$1,609

This restructuring program was completed during the fourth quarter of fiscal 2002.  From the inception of this restructuring program in 2001, severance and other compensation costs of approximately $2,024,000 have been paid to manufacturing and administrative employees terminated at the manufacturing facilities closed.  Since the September 11th terrorist attack, the Company has, in addition to the positions eliminated as a result of the 2002 plant closures described below, reduced its total workforce by approximately 500 employees, or 18.5%, as of December 2002 pursuant to this restructuring program, of which approximately 260 employees had separated as of December 31, 2001.

The remaining balance of restructuring costs includes lease termination and other exit costs.  The restructuring program related to leased facilities was completed during the second quarter of fiscal 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facility and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

Seat Manufacturing Facilities Restructuring

During the first quarter of fiscal 2002, the Company announced it would consolidate the production of four seating and related manufacturing facilities into two, resulting in the permanent closure of two facilities.  This program was designed to improve manufacturing efficiencies and to further reduce costs and conserve working capital.  In connection with this restructuring program, the Company recorded pre-tax charges to operations totaling $6,294,000 during 2002 for restructuring, asset impairment and other related charges.  The charges are comprised of the following:

•                  Inventory and Accounts Receivable Write-Downs.  In connection with the consolidation of all production, the Company will discontinue manufacturing certain products, principally those which overlap.  Inventory and certain receivables related to the discontinued products were written down to net realizable value.

•                  Impairment of Long-Lived Assets.  The restructuring program resulted in the impairment of property and equipment and, accordingly, these assets were written down to their net realizable value.

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

This restructuring program was completed during the second quarter of fiscal 2002.  The remaining balance of restructuring costs includes lease termination and other exit costs.  The manufacturing facilities were closed during June 2002; however, future cash payments extend beyond this date due to lease payments on the vacated facilities and the incurrence of other exit costs.  Future cash payments will be funded from existing cash balances and internally generated cash from operations.

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

Note 4.                                  Accounts Receivable

The Company is potentially subject to concentrations of credit risk as the Company relies heavily on customers operating in the domestic and foreign business, VIP and head-of-state aircraft industries.  Generally, the Company does not require collateral or other security to support accounts receivable subject to credit risk.  Under certain circumstances, deposits or cash-on-delivery terms are required.  The Company maintains reserves for potential credit losses and generally, such losses have been within management’s expectations.

Accounts receivable are net of an allowance for doubtful accounts of $1,205,000 as of December 31, 2002 and $2,108,000 as of December 31, 2001.

Note 5.                                  Inventories

Inventories are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Raw materials	$28,911	$35,989
Work-in-process:
Direct and indirect manufacturing costs	6,843	7,365
Program costs, principally engineering costs	14,769	10,974
Finished goods	4,773	1,433
Costs and estimated earnings in excess of billings on uncompleted contracts	4,004	5,672
Total inventories	$59,300	$61,433

Periodic assessments are performed to ensure recoverability of the program costs and adjustments are made, if necessary, to reduce inventoried costs to estimated realizable value.  In connection with the Asset Realignment Restructuring, the Company elected to cancel several product development programs to conserve working capital (Note 3) and, as a result, $7,908,000 of previously inventoried costs related to these programs were charged to cost of sales in 2001; no adjustments were required during the years ended December 31, 2002 and 2000.

Total costs and estimated earnings on all uncompleted contracts as of December 31, 2002 and 2001 are comprised of the following:

	December 31,
(In thousands)	2002	2001

Costs incurred on uncompleted contracts	$49,572	$46,757
Estimated earnings recognized	63,699	50,413
Total costs and estimated earnings	113,271	97,170
Less billings to date	(109,880)	(102,653)
Net	$3,391	$(5,483)

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$4,004	$5,672
Liability – Billings in excess of costs and estimated earnings (Note 9)	(613)	(11,155)
Net	$3,391	$(5,483)

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

Note 6.                                  Property and Equipment

Property and equipment includes the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Land, buildings and leasehold improvements	$24,733	$23,197
Machinery and equipment	14,160	16,176
Computer equipment and software, furniture and fixtures	13,208	13,351
Tooling	4,043	4,001
Total cost	56,144	56,725
Accumulated depreciation and amortization	(20,005)	(14,065)
Net property and equipment	$36,139	$42,660

Included above are owned land and buildings held for sale related to a manufacturing facility the Company closed during 2002 (Note 3).  The cost of the land and buildings is $2,820,000 and the corresponding accumulated depreciation and amortization is $31,000 as of December 31, 2002.

Property and equipment under capital leases included above consists of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Land, buildings and leasehold improvements	$3,558	$4,388
Machinery and equipment	922	866
Computer equipment and software, furniture and fixtures	1,435	1,427
Total cost	5,915	6,681
Accumulated depreciation and amortization	(1,423)	(1,626)
Net property and equipment	$4,492	$5,055

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

Note 7.                                  Goodwill

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” and the provisions of SFAS No. 141, “Business Combinations,” which were required to be adopted concurrent with the adoption of SFAS No. 142.  Adoption of these accounting pronouncements resulted in the following:

•                  Reassessment of Useful Lives of Intangible Assets.  The reassessment of the useful lives of intangible assets acquired on or before June 30, 2001 (Note 8) was completed during the first quarter of fiscal 2002.  The remaining useful lives were deemed appropriate.

•                  Reclassification of Intangible Assets.  Intangible assets relating to acquired assembled workforce intangibles (Note 8) not meeting the criteria for recognition apart from goodwill were reclassified to goodwill, net of deferred income taxes.

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

Reported income (loss) from continuing operations, net of tax and before the cumulative effect of the change in accounting principle, adjusted to reflect the discontinuance of periodic goodwill and assembled workforce amortization charges, is as follows:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Reported income (loss) from continuing operations, net of tax	$(12,603)	$(22,609)	$3,055
Add back goodwill and assembled workforce amortization, net of tax	—	6,681	5,720
Adjusted income (loss) from continuing operations	$(12,603)	$(15,928)	$8,775

Changes in the carrying amount of goodwill, by business segment (Note 17), for the two years ended December 31, 2002 are as follows:

	Continuing Operations				Discontinued
(In thousands)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2000	$187,797	$32,982	$4,105	$224,884	$131,472
Amortization during the period	(6,640)	(1,180)	(149)	(7,969)	(4,709)
Impairment charge	(5,058)	(3,525)	—	(8,583)	—
Contingent consideration earned, including acquisition related expenses	3,832	—	—	3,832	—
Cash received from sellers, net of additional liabilities recorded, upon settlement of asserted claims	(1,216)	—	—	(1,216)	—
Foreign currency translation	—	—	—	—	(268)
Balance, December 31, 2001	178,715	28,277	3,956	210,948	126,495

Adoption of SFAS 141 and 142:
Reclassification of intangible assets	3,076	386	120	3,582	1,221
Transitional impairment charge	(8,463)	(7,881)	(2,362)	(18,706)	(39,322)
Contingent consideration earned, including acquisition related expenses	606	—	—	606	—
Impairment charge	—	—	—	—	(7,672)
Balance, December 31, 2002	$173,934	$20,782	$1,714	$196,430	$80,722

In 2001, the Company recorded impairment charges total $8,583,000 in connection with its Asset Realignment Restructuring program.  This charge is included as a component of income from continuing operations.  During the fourth quarter of fiscal 2002, the Company performed its annual impairment testing and recorded an additional $7,672,000 impairment charge related to the Specialty Avionics Group.  The charge results from a decrease in fair value due to further weakness during 2002 in the commercial aircraft portion of our business.  This charge is included as a component of income (loss) from discontinued operations.

Note 8.                                  Other Assets, Principally Intangibles

Other assets are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Identifiable intangible assets with finite useful lives	$29,106	$36,785
Deferred financing costs	9,168	10,204
Other non-amortizable assets	1,154	1,945
Total other assets	$39,428	$48,934

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of December 31, 2002 and 2001:

	December 31, 2002			December 31, 2001
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(4,737)	$17,535	$22,272	$(3,253)	$19,019
Engineering drawings	7,645	(1,776)	5,869	7,645	(1,266)	6,379
Assembled workforce	—	—	—	7,657	(2,706)	4,951
Other identifiable intangibles	11,345	(5,643)	5,702	10,533	(4,097)	6,436
Total identifiable intangibles	$41,262	$(12,156)	$29,106	$48,107	$(11,322)	$36,785

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

Note 9.                                  Accrued Liabilities

Accrued liabilities are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Salaries, wages, compensated absences and payroll related taxes	$9,212	$15,307
Billings in excess of costs and estimated earnings on uncompleted contracts	613	11,155
Acquisition related contingent consideration	600	6,904
Accrued interest	7,465	4,692
Customer advances and deposits	4,662	3,260
Other accrued liabilities	8,942	11,603
Total accrued liabilities	$31,494	$52,921

Accrued Product Warranty Obligations

The following table reflects the accrued product warranty obligation activity during the three years ended December 31, 2002.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Accrual activity during the year:
Accrual at beginning of the year	$2,642	$2,640	$2,889
Accruals for warranties issued during the period	763	602	924
Change in accrual estimate related to pre-existing warranties	481	(482)	(1,157)
Settlements made (in cash or in kind) during the period	(200)	(118)	(16)
Accrual at end of the year	$3,686	$2,642	$2,640

Classification at end of the year:
Current liability	$2,801	$2,531	$2,183
Long-term liability	885	111	457
Total	$3,686	$2,642	$2,640

Note 10.                           Long-Term Debt

Long-term debt includes the following amounts as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Senior credit facility:
Term loans	$264,200	$275,706
Revolving line of credit	6,000	12,000
12% senior subordinated notes	100,000	100,000
Capital lease obligations and term debt financing, secured by property and equipment	10,330	10,647
Other indebtedness	487	915
Total long-term debt	381,017	399,268
Less current portion	(16,317)	(13,332)
Long-term debt, less current portion	$364,700	$385,936

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

As of December 31, 2002, the Company had an irrevocable standby letter of credit in the amount of $400,000 issued and outstanding under its senior credit facility, which reduces borrowings available under the revolving line credit.

On March 28, 2003 the Company received requisite lender approval to amend its senior credit facility to permit the sale of its Specialty Avionics Group, provided that net proceeds of at least $130,000,000 from the sale are used to repay senior credit facility borrowings.  Upon consummation of the sale on May 23, 2003, the Company repaid $130,000,000 of senior credit borrowings with the estimated net proceeds from the sale.  The Company may be required to repay additional borrowings upon final determination of the net proceeds from the sale.

The amendment also revised various financial covenants (which the Company would otherwise have not been able to meet as of March 31, 2003), decreases by $10,000,000 the maximum permitted revolving line of credit borrowings to $40,000,000, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance specified types of additional indebtedness and the repurchase of a portion of the Company’s 12% senior subordinated notes with the proceeds from the sale of junior securities.

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

Aggregate Maturities

The total annual maturities of long-term debt outstanding as of December 31, 2002 are as follows:

(In thousands)

Year ending December 31,
2003	$16,297
2004	53,967
2005	97,742
2006	107,090
2007	650
2008 and thereafter	105,299
Total aggregate maturities	381,045
Less unamortized debt discounts	(28)
Total long-term debt	$381,017

Note 11.                           Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle are as follows:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Reported by:
Continuing operations	$(16,224)	$(26,542)	$7,662
Discontinued operations	1,901	8,667	(52)
Total	$(14,323)	$(17,875)	$7,610

Taxed under the following jurisdictions:
Domestic	$(13,222)	$(17,297)	$7,775
Foreign	(1,101)	(578)	(165)
Total	$(14,323)	$(17,875)	$7,610

The provisions for income taxes (benefit) are as follows:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Current:
U.S. federal	$—	$62	$370
State and local	255	1,133	671
Foreign	67	30	120
Total current	322	1,225	1,161

Deferred:
U.S. federal	(144)	545	4,599
State and local	463	(464)	557
Foreign	(287)	(118)	(35)
Total deferred	32	(37)	5,121

Total provision:
U.S. federal	(144)	607	4,969
State and local	718	669	1,228
Foreign	(220)	(88)	85
Total provision	$354	$1,188	$6,282

Allocation of total provision:
Continuing operations	$(3,621)	$(3,933)	$4,607
Discontinued operations	3,975	5,121	1,675
Total provision	$354	$1,188	$6,282

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal rate to the income (loss) before income taxes and cumulative effect of change in accounting principle as a result of the following differences:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Income tax (benefit) at U.S. statutory rates	$(5,013)	$(6,256)	$2,664
Tax effect of increases (decreases) resulting from:
Amortization of assets and other expenses not deductible for income tax purposes	2,927	5,477	2,247
Minority interest in preferred stock of subsidiary not deductible for income tax purposes	2,044	1,771	796
State income taxes, net of federal benefit	467	265	798
Lower tax rates on earnings of foreign subsidiaries and foreign sales corporation	(8)	(57)	(214)
Other, net	(63)	(12)	(9)
Income tax at effective rates	$354	$1,188	$6,282

Deferred tax liabilities (assets) are comprised of the following as of December 31, 2002 and 2001:

	December 31,
(In thousands)	2002	2001

Gross deferred tax liabilities:
Intangible assets	$31,267	$31,849
Program costs	6,168	4,839
Property and equipment	3,119	3,461
Other	56	322
Gross deferred tax liabilities	40,610	40,471

Gross deferred tax (assets):
Loss carryforwards	(12,173)	(8,980)
Accrued liabilities	(6,797)	(7,732)
Inventory	(4,252)	(3,130)
Other	(832)	(1,095)
Gross deferred tax (assets)	(24,054)	(20,937)
Net deferred tax liability	$16,556	$19,534

Balance sheet classification:
Continuing operations:
Noncurrent deferred tax liability	$27,077	$19,121
Current deferred tax asset	(16,430)	(6,193)
Net continuing operations	10,647	12,928

Discontinued operations:
Noncurrent deferred tax liability	12,110	14,476
Current deferred tax asset	(6,201)	(7,870)
Net discontinued operations	5,909	6,606
Net deferred tax liability	$16,556	$19,534

As of December 31, 2002, the Company has total loss carryforwards of approximately $30,782,000 for federal income tax purposes and $21,268,000 for state income tax purposes, including federal loss carryforwards acquired in acquisitions.  The Company expects that federal loss carryforwards acquired in an acquisition totaling approximately $12,600,000 will transfer to the buyer in connection with the sale of the Specialty Avionics Group described in Note 2.  The loss carryforwards are not subject to limitations on their annual utilization (“Section 382 limitation,” as defined in the Internal Revenue Code) and therefore are available for utilization in 2002.  The federal and state loss carryforwards expire in varying amounts commencing in 2011 and continuing through 2022.  Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with the future deductible deferred tax assets and loss carryforwards prior to their expiration.

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

On June 30, 2000, 250,000 shares of DeCrane Aircraft 16% preferred stock and warrants to purchase 139,357 shares of DeCrane Holdings common stock were sold for $25,000,000 to DLJ affiliates (Note 16).  The proceeds from the sale were used to fund, in part, the ERDA acquisition (subsequently renamed DeCrane Aircraft Seating Co.).  A portion of the proceeds from the sale totaling $4,019,000 were ascribed to the value of the DeCrane Holdings common stock warrants issued and was credited to additional paid-in capital.  The corresponding reduction in redemption value of the preferred stock, and related issuance costs, are recorded as an issuance discount and are being amortized using the effective interest method through the preferred stock mandatory redemption date.

Since the common stock of DeCrane Holdings is privately-held, there is no established public trading market for its shares upon which to base the value ascribed to the warrants issued.  As a result, the Company, with assistance from its financial advisors for the transaction, determined the fair value of the warrants issued based on the aggregate enterprise value of DeCrane Holdings.  Enterprise value was computed based upon a multiple of Adjusted EBITDA, as defined in Note 17 of these financial statements, and the multiple is based upon comparable data from other publicly-held companies as well as publicly available information on privately-held companies.

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

Notes Receivable for Shares Sold

During 1998 and 1999, DeCrane Holdings sold mandatorily redeemable preferred and common stock in three transactions in which one-half of the purchase price was paid in cash and one-half was loaned to the purchasers by DeCrane Aircraft, with interest at the then applicable federal rates.  The loans bear interest at rates ranging between 4.33% and 5.74%.  The loans, plus accrued interest, are payable upon the sale of the stock and are collateralized by such stock.  The resulting notes receivable, plus accrued interest, are classified as a reduction of stockholders’ equity in the consolidated statement of financial position.  The three transactions, which were based on the fair market value of the underlying securities as determined by the Board of Directors, resulted in loans for one-half of the total purchase price, were as follows:

•                  in December 1998, a group of related party investors (Note 16) purchased mandatorily redeemable preferred and common stock for $704,000;

•                  in October 1999, the same group of investors purchased additional shares of common stock for $250,000; and

•                  in December 1999, DeCrane Aircraft’s management purchased common stock for $3,940,000.

During 2000, a note receivable totaling $51,000, including accrued interest, was canceled in conjunction with the repurchase of the common stock that collateralized the note for its original $23.00 per share issuance price.  During 2002, a note receivable totaling $200,000, plus accrued interest, was repaid in connection with the repurchase of the common stock collateralizing the note receivable.

Common Stock Warrants

Common stock warrants issued during the three years ended December 31, 2002 are summarized in the table below.

	$.01 Warrants
(Number of shares, except per share data)	Class A Warrants	Class B Warrants	$22.31 Warrants	Total

Balance, December 31, 1999	155,000	—	155,000	310,000

Issued with sale of DeCrane Aircraft 16% preferred stock:
Issued with the sale of preferred stock	—	139,357	—	139,357
Issued pursuant to anti-dilution provisions	—	—	4,794	4,794
Balance, December 31, 2000, 2001 and 2002	155,000	139,357	159,794	454,151

Warrants exercisable at:
December 31, 2000	155,000	69,679	159,794	384,473
December 31, 2001 and 2002	155,000	139,357	159,794	454,151

Other information:
Exercise price per share	$0.01	$.01	$22.31
Expiration date	Aug. 28, 2009	Jun. 30, 2010	Sept. 30, 2008

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

Note 13.                           Commitments and Contingencies

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

Lease Commitments

The Company leases some of its facilities and equipment under capital and operating leases.  Some of the leases require payment of property taxes and include escalation clauses.  Future minimum capital and operating lease commitments under non-cancelable leases are as follows as of December 31, 2002:

(In thousands)	Capital Leases	Operating Leases

Year ending December 31,
2003	$1,015	$1,761
2004	884	1,623
2005	766	1,591
2006	567	1,428
2007	497	1,144
2008 and thereafter	1,995	7,885
Total minimum payments required	5,724	$15,432
Less amount representing future interest cost	(1,717)
Recorded obligation under capital leases	$4,007

Total rental expense charged to operations was $3,083,000 for the year ended December 31, 2002, $2,982,000 for the year ended December 31, 2001 and $3,096,000 for the year ended December 31, 2000.

Note 14.                           Consolidated Statements of Cash Flows

The following information supplements the Company’s consolidated statements of cash flows.

	Year Ended December 31,
(In thousands)	2002	2001	2000

Components of cash paid for acquisitions:
Fair value of assets acquired	$—	$—	$83,270
Liabilities assumed	—	—	(34,132)
Cash paid	—	—	49,138
Less cash acquired	—	—	(173)
Net cash paid for acquisitions	—	—	48,965

Contingent consideration paid for previously completed acquisitions	5,826	17,075	29,825
Cash purchase price reductions received as a result of settling asserted claims against the sellers (Note 2)	—	(3,718)	—
Additional acquisition related expenses	64	172	650
Total cash paid for acquisitions	$5,890	$13,529	$79,440

Noncash investing and financing transactions:
14% mandatorily redeemable preferred stock liquidation value accretion in lieu of cash dividend payments	$7,999	$6,971	$6,074
16% mandatorily redeemable preferred stock dividends paid by the issuance of additional shares	5,373	4,593	2,040
Capital expenditures financed with capital lease obligations	67	4,376	105
Additional acquisition contingent consideration earned and recorded as a liability	600	3,825	20,154
Interest accrued during the period on loans to stockholders for the purchase of DeCrane Holdings capital stock	123	116	135

Paid in cash:
Interest	$27,619	$34,904	$38,055
Income taxes paid (refunded), net	(91)	1,161	578

Note 15.                           Employee Benefit Plans

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

As of December 31, 2002, options to purchase 53,544 common shares remained available for grant under the Management Incentive Stock Option Plan.  The following table summarizes information about stock options outstanding and stock options exercisable as of December 31, 2002.

	All Options Outstanding		Number of Shares Exercisable as of December 31, 2002
	Number of Shares as of December 31, 2002	Weighted-Average Remaining Contractual Life

Per share exercise price:
$23.00	294,527	6.95 years	130,946
$27.00	7,500	9.35 years	—
$35.00	36,046	7.93 years	7,600
Total	338,073	7.11 years	138,546

For compensatory stock options granted to non-employees, the Company recognized compensation expense of $138,000 for the year ended December 31, 2002, $215,000 for the year ended December 31, 2001 and $561,000 for the year ended December 31, 2000.

For non-compensatory stock options granted to employees, the Company uses APB Opinion No. 25 to account for stock-based compensation and, accordingly, no compensation expense was recognized during the three years ended December 31, 2002.  The Company has adopted the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148 (Note 1).  For the purposes of the pro forma disclosure presented in Note 1, the estimated fair value of the options is amortized over the options’ vesting period.  The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

The fair value of the options was determined using the following assumptions:

	2002	2001	2000

Compensatory options (1):
Risk free interest rates	5.13%	5.35%	5.23%
Expected dividend yield	—	—	—
Expected life	10 years	10 years	10 years
Expected stock price volatility	—	—	—

Non-compensatory options granted to employees and directors (2):
Risk free interest rates	—	—	5.5%-6.7%
Expected dividend yield	—	—	—
Expected life	—	—	8 years
Weighted-average fair value of options granted (per share)	$10.96	$—	$9.48

(1)                                  Using the Black Scholes option valuation model.

(2)                                  Using the minimum value method.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models, as well as the minimum value method, do not necessarily provide a reliable single measure of its employee stock options.  The Company determines the fair value of its common shares as of any given period-end date based on the aggregate enterprise value of DeCrane Holdings.  Enterprise value is computed based upon a multiple of Adjusted EBITDA, as reflected in its financial statements, and the multiple is based upon comparable data from other publicly-held companies as well as publicly available information on privately-held companies.

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

401(k) Retirement Plan

Substantially all domestic employees are eligible to participate in one of the 401(k) retirement plans the Company sponsors, which are defined contribution plans satisfying the requirements of the Employee Retirement Income Security Act of 1974.  The Company’s expense related to its matching contributions to these plans totaled $1,007,000 for the year ended December 31, 2002, $1,767,000 for the year ended December 31, 2001 and $1,988,000 for the year ended December 31, 2000.

Note 16.                            Related Party Transactions and Investors’ Agreement

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

Investors’ Agreement

Investors owing 96.7% of DeCrane Holdings’ issued and outstanding common stock and common stock warrants and options, all of DeCrane Holdings’ preferred stock and all of DeCrane Aircraft’s preferred and common stock, have entered into an Amended and Restated Investors’ Agreement, dated October 6, 2000, among DeCrane Holdings Co., DLJ Merchant Banking Partners II, L.P. and affiliated funds and entities, Putnam Investment Management, Inc. and affiliated funds and entities and all management investors.  Investors who own DeCrane Holdings’ warrants to purchase 159,794 shares of common stock are not parties to the Investors’ Agreement.  The agreement provides that:

•                  The parties to the agreement shall vote their shares to cause DLJ Merchant Banking Partners, II, L.P. to select all members of the Board of Directors of DeCrane Holdings and DeCrane Aircraft, thereby giving them control over the Company’s operations.  At least one of such directors on each board shall be an independent director.

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

Note 17.                                   Business Segment Information

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

Summary of Business by Segment

	Year Ended December 31,
(In thousands)	2002	2001	2000

Revenues:
Cabin Management	$172,832	$206,052	$174,796
Systems Integration	58,051	67,528	62,965
Inter-group elimination (1)	(1,042)	(1,468)	(1,260)
Consolidated totals	$229,841	$272,112	$236,501

Revenues from significant customers (2):
Cabin Management	$94,014	$108,737	$107,194
Systems Integration	35,388	46,138	31,750
Consolidated totals	$129,402	$154,875	$138,944

Adjusted EBITDA (as defined):
Cabin Management	$32,644	$45,554	$46,041
Systems Integration	18,084	17,152	15,026
Corporate (3)	(6,072)	(7,125)	(6,969)
Inter-group elimination (4)	9	(62)	198
Consolidated totals (5)	$44,665	$55,519	$54,296

Depreciation and amortization:
Cabin Management	$6,695	$14,607	$9,477
Systems Integration	2,956	4,346	4,682
Corporate	961	1,411	927
Consolidated totals (6)	$10,612	$20,364	$15,086

Total assets (as of period end):
Cabin Management	$281,655	$311,476	$307,241
Systems Integration	62,437	76,312	86,602
Corporate (7)	44,247	35,627	36,302
Inter-group elimination (8)	(113)	(143)	(333)
Continuing operations	388,226	423,272	429,812
Discontinued operations (Specialty Avionics)	160,741	222,439	234,442
Consolidated totals	$548,967	$645,711	$664,254

Capital expenditures:
Cabin Management	$3,829	$6,579	$14,896
Systems Integration	478	3,371	1,612
Corporate	49	241	3,685
Consolidated totals (9)	$4,356	$10,191	$20,193

The notes appear on the next page.

Summary of Business by Geographical Area

	Year Ended December 31,
(In thousands)	2002	2001	2000

Consolidated net revenues to unaffiliated customers (10)
United States	$222,401	$268,981	$236,283
Mexico	7,440	3,131	218
Consolidated totals	$229,841	$272,112	$236,501

Consolidated long-lived assets (11):
United States	$34,420	$40,369	$35,950
Mexico	1,719	2,291	2,167
Consolidated totals	$36,139	$42,660	$38,117

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

	Year Ended December 31,
(In thousands)	2002	2001	2000

Textron (a)	$54,017	$55,522	$50,352
Bombardier (b)	39,958	55,517	59,974
Boeing (b)	35,427	43,836	28,618
Consolidated totals	$129,402	$154,875	$138,944

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

(4)                                  Reflects elimination of the effect of inter-group profits in inventory.

(5)                                  The table below reconciles the financial measure Adjusted EBITDA, as defined, to net income (loss).

	Year Ended December 31,
(In thousands)	2002	2001	2000

Consolidated Adjusted EBITDA (as defined)	$44,665	$55,519	$54,296
Restructuring, asset impairment and other related charges	(17,255)	(25,834)	—
Depreciation and amortization of long-lived assets (6)	(10,612)	(20,364)	(15,086)
Acquisition related charges not capitalized	(1,162)	(308)	(1,255)
Other noncash charges	(138)	(215)	(561)
Interest expense	(25,376)	(29,645)	(27,181)
Minority interest in preferred stock of subsidiary	(5,841)	(5,061)	(2,274)
Other expenses, net	(505)	(634)	(277)
Provision for income (taxes) benefit	3,621	3,933	(4,607)
Income (loss) from discontinued operations, net of tax	(41,396)	3,546	(1,727)
Cumulative effect of change in accounting principle	(17,828)	—	—
Net income (loss)	$(71,827)	$(19,063)	$1,328

(6)                                  Reflects depreciation and amortization of long-lived assets, goodwill (for periods prior to the January 1, 2002 adoption of SFAS No. 142), other intangible assets and deferred financing costs, which are classified as a component of interest expense, as follows:

	Year Ended December 31,
(In thousands)	2002	2001	2000

Depreciation and amortization of long-lived assets	$10,612	$20,364	$15,086
Amortization of deferred financing costs	2,692	2,218	2,258
Consolidated depreciation and amortization	$13,304	$22,582	$17,344

(7)                                  Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(8)                                  Reflects elimination of inter-group receivables and profits in inventory as of period end.

(9)                                  Reflects capital expenditures paid in cash.  Excludes capital expenditures financed with capital lease obligations of $67,000 for the year ended December 31, 2002, $4,376,000 for the year ended December 31, 2001 and $105,000 for the year ended December 31, 2000.

(10)                            Allocated on the basis of the location of the subsidiary originating the sale.

(11)                            Allocated on the basis of the location of the subsidiary and consists of the Company’s property and equipment.  Corporate long-lived assets are included with the United States assets.

Note 18.         Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% senior subordinated notes described in Note 10, the following condensed consolidating financial information is presented segregating DeCrane Aircraft, as the issuer, and the guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.  DeCrane Holdings is not a guarantor of the notes and is therefore reflected in the non-guarantor subsidiary column with DeCrane Aircraft’s non-guarantor subsidiaries.

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

(3)                                  Elimination of equity in earnings of subsidiaries.

Balance Sheets

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970

Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principally intangibles, net	11,708	224,150	—	—		235,858
Investments in subsidiaries	348,559	—	35,312	(383,871	)(1)	—
Intercompany receivables	276,121	172,389	5,740	(454,250	)(2)	—
Total assets	$668,927	$682,875	$46,249	$(849,084)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794

Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	276,008	—	(454,250	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441

Minority interest in preferred stock of subsidiary	34,081	—	—	—		34,081
Mandatorily redeemable 14% preferred stock	—	—	62,222	—		62,222

Stockholders’ equity (deficit):
Paid-in capital	118,621	337,592	85,015	(471,653	)(1)	69,575
Retained earnings (deficit)	(83,309)	10,967	(100,962)	76,819	(1)	(96,485)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholders’ equity	35,312	348,198	(15,947)	(394,834)		(27,271)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$668,927	$682,875	$46,249	$(849,084)		$548,967

	December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$9,641	$(163)	$—	$—		$9,478
Accounts receivable, net	—	41,899	—	—		41,899
Inventories	—	61,433	—	—		61,433
Other current assets	7,283	637	—	—		7,920
Assets of discontinued operations	—	46,947	3,688	—		50,635
Total current assets	16,924	150,753	3,688	—		171,365

Property and equipment, net	3,355	39,305	—	—		42,660
Other assets, principally intangibles, net	15,348	244,534	—	—		259,882
Assets of discontinued operations	—	180,279	12,222	(20,697	)(1)	171,804
Investments in subsidiaries	400,151	—	102,478	(502,629	)(1)	—
Intercompany receivables	259,995	121,030	4,300	(385,325	)(2)	—
Total assets	$695,773	$735,901	$122,688	$(908,651)		$645,711

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$11,839	$1,493	$—	$—		$13,332
Other current liabilities	24,849	42,687	—	—		67,536
Liabilities of discontinued operations	—	7,728	1,113	—		8,841
Total current liabilities	36,688	51,908	1,113	—		89,709

Long-term debt, less current portion	376,392	9,544	—	—		385,936
Intercompany payables	127,222	258,071	32	(385,325	)(2)	—
Other long-term liabilities	24,753	988	—	—		25,741
Liabilities of discontinued operations	—	15,327	(1,632)	—		13,695

Minority interest in preferred stock of subsidiary	28,240	—	—	—		28,240
Mandatorily redeemable 14% preferred stock	—	—	54,223	—		54,223

Stockholders’ equity:
Paid-in capital	119,801	336,986	88,353	(472,227	)(1)	72,913
Retained earnings (deficit)	(17,323)	63,165	(19,401)	(51,099	)(1)	(24,658)
Accumulated other comprehensive loss	—	(88)	—	—		(88)
Total stockholders’ equity	102,478	400,063	68,952	(523,326)		48,167
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$695,773	$735,901	$122,688	$(908,651)		$645,711

Statements of Operations

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$229,841	$—	$—		$229,841
Cost of sales	—	170,485	—	—		170,485

Gross profit	—	59,356	—	—		59,356

Selling, general and administrative expenses	11,206	29,112	—	—		40,318
Amortization of intangible assets	—	3,540	—	—		3,540
Interest expense	20,583	4,793	—	—		25,376
Minority interest in preferred stock of subsidiary	—	—	5,841	—		5,841
Intercompany charges	(24,309)	24,309	—	—		—
Equity in loss of subsidiaries	55,833	9,535	65,986	(131,354	)(3)	—
Other expenses, net	495	10	—	—		505
Provision for income taxes (benefit)	694	(4,315)	—	—		(3,621)
Loss from discontinued operations	—	31,861	9,535	—		41,396
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828

Net loss	$(65,986)	$(55,833)	$(81,362)	$131,354		$(71,827)

	Year Ended December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$272,112	$—	$—		$272,112
Cost of sales	—	196,866	—	—		196,866

Gross profit	—	75,246	—	—		75,246

Selling, general and administrative expenses	11,840	33,589	—	—		45,429
Impairment of goodwill	—	8,583	—	—		8,583
Amortization of intangible assets	202	12,234	—	—		12,436
Interest expense	29,357	288	—	—		29,645
Minority interest in preferred stock of subsidiary	—	—	5,061	—		5,061
Intercompany charges	(23,815)	23,815	—	—		—
Equity in (earnings) loss of subsidiaries	(1,259)	(115)	14,002	(12,628	)(3)	—
Other expenses, net	361	273	—	—		634
Provision for income tax benefit	(2,684)	(1,249)	—	—		(3,933)
Income from discontinued operations	—	(3,431)	(115)	—		(3,546)

Net income (loss)	$(14,002)	$1,259	$(18,948)	$12,628		$(19,063)

	Year Ended December 31, 2000
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$236,501	$—	$—		$236,501
Cost of sales	—	155,134	—	—		155,134

Gross profit	—	81,367	—	—		81,367

Selling, general and administrative expenses	10,958	22,387	—	—		33,345
Amortization of intangible assets	276	10,352	—	—		10,628
Interest expense	27,527	(346)	—	—		27,181
Minority interest in preferred stock of subsidiary	—	—	2,274	—		2,274
Intercompany charges	(20,214)	20,214	—	—		—
Equity in earnings of subsidiaries	(8,931)	(681)	(3,602)	13,214	(3)	—
Other expenses, net	336	(59)	—	—		277
Provision for income taxes (benefit)	(13,554)	18,161	—	—		4,607
(Income) loss from discontinued operations	—	2,408	(681)	—		1,727

Net income	$3,602	$8,931	$2,009	$(13,214)		$1,328

Statements of Cash Flows

	Year Ended December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(65,986)	$(55,833)	$(81,362)	$131,354	(3)	$(71,827)
Noncash adjustments:
Loss from discontinued operations	—	31,861	9,535	—		41,396
Equity in loss of subsidiaries	55,833	9,535	65,986	(131,354	)(3)	—
Other noncash adjustments	5,542	37,846	5,841	—		49,229
Changes in working capital	28,171	(35,249)	—	—		(7,078)
Net cash provided by (used for) operating activities	23,560	(11,840)	—	—		11,720

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(5,890)	—	—	—		(5,890)
Investment in subsidiary	—	—	(4,632)	4,632	(1)	—
Capital expenditures	(49)	(4,307)	—	—		(4,356)
Net cash used for investing activities	(5,939)	(4,307)	(4,632)	4,632		(10,246)

Cash flows from financing activities:
Senior revolving line of credit repayments, net	(6,000)	—	—	—		(6,000)
Capital contribution to subsidiary of net proceeds from sale of common stock	5,000	—	5,000	(5,000	)(1)	5,000
Other long-term borrowings	—	1,145	—	—		1,145
Principal payments on long-term debt, capitalized leases and other debt	(11,895)	(1,639)	—	—		(13,534)
Deferred financing costs	(1,656)	—	—	—		(1,656)
Repurchase of common stock and options	(368)	—	(368)	368	(1)	(368)
Net cash provided by (used for) financing activities	(14,919)	(494)	4,632	(4,632)		(15,413)

Net cash provided by discontinued operations	—	16,882	—	—		16,882

Net increase in cash and equivalents	2,702	241	—	—		2,943
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478

Cash and equivalents at end of period	$12,343	$78	$—	$—		$12,421

	Year Ended December 31, 2001
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net income (loss)	$(14,002)	$1,259	$(18,948)	$12,628	(3)	$(19,063)
Noncash adjustments
Income from discontinued operations	—	(3,431)	(115)	—		(3,546)
Equity in (earnings) loss of subsidiaries	(1,259)	(115)	14,002	(12,628	)(3)	—
Other noncash adjustments	3,950	40,901	5,061	—		49,912
Changes in working capital	16,352	(41,722)	—	—		(25,370)
Net cash provided by (used for) operating activities	5,041	(3,108)	—	—		1,933

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(13,529)	—	—	—		(13,529)
Capital expenditures and other	(241)	(9,314)	—	—		(9,555)
Net cash used for investing activities	(13,770)	(9,314)	—	—		(23,084)

Cash flows from financing activities:
Debt financing for acquisitions	20,000	—	—	—		20,000
Other borrowings	—	2,797	—	—		2,797
Principal payments on long-term debt and leases	(8,203)	(936)	—	—		(9,139)
Senior revolving line of credit repayments, net	(400)	—	—	—		(400)
Deferred financing costs	(580)	(187)	—	—		(767)
Net cash provided by financing activities	10,817	1,674	—	—		12,491

Net cash provided by discontinued operations	—	10,432	—	—		10,432

Net increase (decrease) in cash and equivalents	2,088	(316)	—	—		1,772
Cash and equivalents at beginning of period	7,553	153	—	—		7,706
Cash and equivalents at end of period	$9,641	$(163)	$—	$—		$9,478

	Year Ended December 31, 2000
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net income	$3,602	$8,931	$2,009	$(13,214	)(3)	$1,328
Noncash adjustments:
(Income) loss from discontinued operations	—	2,408	(681)	—		1,727
Equity in earnings of subsidiaries	(8,931)	(681)	(3,602)	13,214	(3)	—
Other noncash adjustments	9,092	14,983	2,274	—		26,349
Changes in working capital	(5,454)	(17,550)	—	—		(23,004)
Net cash provided by (used for) operating activities	(1,691)	8,091	—	—		6,400

Cash flows from investing activities:
Cash paid for acquisitions, net of cash acquired	(89,838)	10,398	—	—		(79,440)
Investment in subsidiary	—	—	(7,902)	7,902	(1)	—
Capital expenditures and other	(3,614)	(16,508)	—	—		(20,122)
Net cash used for investing activities	(93,452)	(6,110)	(7,902)	7,902		(99,562)

Cash flows from financing activities:
Debt financing for acquisitions	55,000	—	—	—		55,000
Proceeds from sale of preferred stock and warrants	24,924	—	—	—		24,924
Senior revolving line of credit borrowings, net	12,400	—	—	—		12,400
Capital contribution to subsidiary of proceeds from sale of common stock	7,902	—	7,902	(7,902	)(1)	7,902
Other borrowings	—	3,451	—	—		3,451
Principal payments on long-term debt and leases	(3,419)	(2,041)	—	—		(5,460)
Deferred financing costs	(1,900)	—	—	—		(1,900)
Other, net	(50)	—	—	—		(50)
Net cash provided by financing activities	94,857	1,410	7,902	(7,902)		96,267
Net cash used for discontinued operations	—	(3,298)	—	—		(3,298)
Net increase (decrease) in cash and equivalents	(286)	93	—	—		(193)
Cash and equivalents at beginning of period	7,839	60	—	—		7,899
Cash and equivalents at end of period	$7,553	$153	$—	$—		$7,706

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Cost and Expense	Charged to Other Accounts		Deductions	Balance at End of Period

Year Ended December 31, 2002 (1)
Allowance for doubtful accounts	$2,108	$843	$—		$(1,746)	$1,205
Reserve for excess, slow moving and potentially obsolete material (2)	2,986	3,553	—		(2,780)	3,759

Year Ended December 31, 2001 (1)
Allowance for doubtful accounts	$1,536	$2,001	$—		$(1,429)	$2,108
Reserve for excess, slow moving and potentially obsolete material (3)	3,213	731	—		(958)	2,986

Year Ended December 31, 2000 (1)
Allowance for doubtful accounts	$1,713	$7	$223	(4)	$(407)	$1,536
Reserve for excess, slow moving and potentially obsolete material	5,229	631	215	(4)	(2,862)	3,213

(1)               Excludes amounts attributable to the Specialty Avionics Group which is classified as discontinued operation.

(2)               Excludes $7,241,000 of other asset impairment related charges resulting from the 2002 and 2001 restructuring programs.

(3)               Excludes $12,155,000 of inventory and capitalized program cost write-offs resulting from the 2001 restructuring program.

(4)               Attributable to companies acquired.  Reflects historical amounts used to determine the fair value of assets acquired.