Form 10-Q/A
period 2003-03-31
DECRANE HOLDINGS CO
filed 2003-10-10
CIK 1076441

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

Part I – Financial Information

Explanatory Note

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

Three months ended March 31, 2003

Restructuring, Asset Impairment and Other Related Charges

Goodwill Impairment Charges

Liquidity and Capital Resources

Disclosure of Contractual Obligations and Commitments

Disclosure About Off-Balance Sheet Commitments and Indemnities

Recent Accounting Pronouncements

Special Note Regarding Forward Looking Statements and Risk Factors

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Exhibits

Reports on Form 8-K

Signatures

Explanatory Note

DeCrane Holdings Co. is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2003 to amend and restate, in its entirety, its Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on May 20, 2003 (referred to herein as the “Original Report” and the “Amended Report”).  Except for the reclassifications described below, no changes have been made in this Amended Report to the consolidated financial position, results of operations or cash flows we reported in our Original Report.  This Amended Report only modifies and updates our disclosures for events occurring subsequent to the filing of our Original Report, as described below, which resulted in our independent accountants revising and reissuing their report accompanying our financial statements included in Amendment No. 1 on Form 10-K/A filed concurrently herewith but otherwise does not otherwise reflect events occurring after the May 20, 2003 filing of our Original Report or modify or update the disclosures set forth in that Original Report in any way to reflect any changes in our business or our consolidated financial position, results of operations or cash flows subsequent to the filing date of the Original Report.  For the convenience of the reader, we deemed it desirable to amend and restate our Original Report in its entirety to provide clarity as to the events that have occurred.

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

In this Amended Report, we are reclassifying our consolidated statements of financial position, results of operations and cash flows to reflect the Specialty Avionics Group as a discontinued operation for all periods presented.  In addition, we are also making similar conforming changes to other parts of the Original Report as well.

This Amended Report should be read in conjunction with our Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2003 as well as our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2002 filed concurrently with this Amended Report.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and updated written statements pursuant to Title 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Act.

i

PART I – FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,637	$12,421
Accounts receivable, net	26,568	26,354
Inventories	70,736	59,300
Deferred income taxes	17,412	16,430
Prepaid expenses and other current assets	2,399	1,724
Current assets of discontinued operations	152,003	160,741
Total current assets	283,755	276,970

Property and equipment, net	35,460	36,139
Goodwill	196,430	196,430
Other assets, principally intangibles, net	40,394	39,428
Total assets	$556,039	$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$17,492	$16,317
Accounts payable	15,571	13,055
Accrued liabilities	23,016	31,494
Income taxes payable	46	—
Current liabilities of discontinued operations	20,909	19,928
Total current liabilities	77,034	80,794

Long-term debt, less current portion	386,520	364,700
Deferred income taxes	26,414	27,077
Other long-term liabilities	6,239	7,364

Commitments and contingencies (Note 11)

Mandatorily redeemable preferred stock:
Minority interest in 16% preferred stock of subsidiary	35,678	34,081
Mandatorily redeemable 14% preferred stock	64,400	62,222

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; none issued and outstanding as of March 31, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,116,627 shares issued and outstanding as of March 31, 2003 and December 31, 2002	41	41
Additional paid-in capital	69,947	72,125
Notes receivable for shares sold	(2,628)	(2,591)
Accumulated deficit	(107,242)	(96,485)
Accumulated other comprehensive loss	(364)	(361)
Total stockholders’ equity (deficit)	(40,246)	(27,271)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity	$556,039	$548,967

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Revenues	$41,900	$60,819
Cost of sales	30,903	44,381

Gross profit	10,997	16,438

Operating expenses:
Selling, general and administrative expenses	7,905	12,159
Amortization of intangible assets	912	843
Total operating expenses	8,817	13,002

Income from operations	2,180	3,436

Other expenses:
Interest expense	5,869	5,948
Minority interest in preferred stock of subsidiary	1,597	1,382
Other expenses, net	339	113

Loss from continuing operation before provision for income taxes	(5,625)	(4,007)
Income tax benefit	1,265	1,141

Loss from continuing operations	(4,360)	(2,866)

Discontinued operations and change in accounting principle:
Loss from discontinued operations, net of tax	(6,397)	(37,440)
Cumulative effect of change in accounting principle	—	(17,828)

Net loss	(10,757)	(58,134)

Noncash preferred stock dividend accretion	(2,178)	(1,898)

Net loss applicable to common stockholders	$(12,935)	$(60,032)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)			Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

	Common Stock
	Shares	Amount

Balance, December 31, 2002	4,116,627	$41	$72,125	$(2,591)	$(96,485)	$(361)	$(27,271)

Comprehensive income (loss):
Net loss	—	—	—	—	(10,757)	—	(10,757)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(3)	(3)
							(10,760)

Noncash dividend accretion on preferred stock	—	—	(2,178)	—	—	—	(2,178)

Notes receivable interest accrued	—	—	—	(37)	—	—	(37)

Balance, March 31, 2003 (Unaudited)	4,116,627	$41	$69,947	$(2,628)	$(107,242)	$(364)	$(40,246)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(10,757)	$(58,134)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	6,397	37,440
Minority interest in preferred stock of subsidiary	1,597	1,382
Cumulative effect of change in accounting principle	—	17,828
Depreciation and amortization	3,211	3,356
Noncash portion of restructuring, asset impairment and other related charges	—	3,145
Deferred income taxes	(1,869)	186
Other, net	404	146
Changes in assets and liabilities:
Accounts receivable	(233)	2,758
Inventories	(11,434)	(2,751)
Prepaid expenses and other assets	(3,248)	(1,128)
Accounts payable	2,521	646
Accrued liabilities	(7,877)	(4,275)
Income taxes payable	46	174
Other long-term liabilities	(1,125)	222
Net cash provided by (used for) operating activities	(22,367)	995

Cash flows from investing activities:
Cash paid for acquisition contingent consideration	(600)	(707)
Capital expenditures	(1,098)	(419)
Net cash used for investing activities	(1,698)	(1,126)

Cash flows from financing activities:
Net borrowings under senior credit facility	27,150	—
Principal payments on term debt, capitalized leases and other debt	(4,210)	(396)
Deferred financing costs	—	(1,629)
Other, net	—	(71)
Net cash provided by (used for) financing activities	22,940	(2,096)

Net cash provided by discontinued operations	3,341	3,961

Net increase in cash and cash equivalents	2,216	1,734
Cash and cash equivalents at beginning of period	12,421	9,478
Cash and cash equivalents at end of period	$14,637	$11,212

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

The results of operations for interim periods do not necessarily predict the operating results for any other interim period or for the full year.  The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America as permitted by interim reporting requirements.  These consolidated interim financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and related notes included in the Company’s 2002 Form 10-K / Amendment No. 1, as described below.

As the Company originally described in its Form 10-K for the year ended December 31, 2002, its failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, the Company’s independent accountants qualified their report on its audited financial statements for the year ended December 31, 2002 with respect to its ability to continue as a going concern.  The sale was consummated on May 23, 2003 and repayment of $130.0 million of borrowings alleviated the independent accountants’ doubt about the Company’s ability to continue as a going concern.  As a result, the Company’s independent accountants issued a revised, unqualified report on its financial statements, which the Company included in Amendment No. 1 to its Form 10-K for the year ended December 31, 2002.

Reclassifications have also been made to the financial statements for all periods presented, principally to reflect the disposition of the Specialty Avionics Group as a discontinued operation (Note 2).

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

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Net loss, as reported	$(10,757)	$(58,134)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(94)	(94)
Pro forma net loss	$(10,851)	$(58,228)

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

SFAS No. 146 – Accounting for Costs Associated with Exit or Disposal Activities

SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be initially measured at fair value and recognized when the liability is incurred.  In periods subsequent to initial measurement, changes to the liability are measured using the credit-adjusted risk-free rate that was used in the initial measurement of the liability recorded.  The cumulative effect of a change resulting from revisions to either the timing or the amount of estimated cash flows is recognized as an adjustment to the liability in the period of the change and charged to the same line items in the statement of operations used when the related costs were initially recognized.  Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan.  The provisions of SFAS No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Since the Company has not initiated any disposal activities within the scope of SFAS No. 146 during 2003, the adoption of this new standard did not have an impact on the Company’s consolidated financial position, results of operations or cash flow.  However, the Company believes SFAS No. 146 may affect the timing of recognizing future restructuring costs, as well as the amounts recognized, depending on the nature of the exit or disposal activity and the timing of the related estimated cash flows.

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

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  The Company is currently evaluating the impact this new standard will have on its financial position, results of operations and cash flows.  However, the Company believes it will be required to reclassify its mandatorily redeemable preferred stock as a liability commencing July 1, 2003 and reflect subsequent changes in the redemption obligation as a charge against pre-tax income.

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

Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As required by SFAS No. 142, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  The Company expects to record a modest $689,000 gain, net of tax, on the sale during the second quarter of fiscal 2003, based on the actual financial position of the group on the date of sale.  The ultimate gain or loss on the sale is subject to finalizing the post-closing adjustment, which is not expected to be material, if any.

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

The following tables summarize the financial position, results operations and cash flows of the Specialty Avionics Group.

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets:
Current assets	$41,523	$41,614
Property and equipment, net	15,153	15,744
Other assets, principally intangibles, net	95,327	103,383
Total assets	152,003	160,741

Liabilities:
Current liabilities	8,728	8,288
Long-term liabilities	12,181	11,640
Total liabilities	20,909	19,928

Net assets of the Specialty Avionics Group	$131,094	$140,813

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Results of Operations:
Revenues	$23,470	$25,344

Operating expenses:
Costs and expenses	18,992	19,405
Impairment of goodwill	7,500	—
Amortization of intangible assets	557	557
Total operating expenses	27,049	19,962

Income (loss) from operations	(3,579)	5,382

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	1,806	1,811
Debt obligations assumed by the buyer	202	204
Other expenses, net	101	33

Pre-tax income (loss)	(5,688)	3,334
Provision for income taxes	(709)	(1,452)

Income (loss) before change in accounting principle	(6,397)	1,882
Cumulative effect of change in accounting principle	—	(39,322)
Net loss from discontinued operations	$(6,397)	$(37,440)

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Cash Flows Provided By (Used For):
Operating activities	$4,138	$4,587
Investing activities	(269)	(204)
Financing activities	(587)	(104)
Net (increase) decrease in cash and cash equivalents	57	(315)
Effect of foreign currency translation on cash	2	(3)
Net cash provided by discontinued operations	$3,341	$3,961

Note 3.                                   Restructuring, Asset Impairment and Other Related Charges

During the three months ended March 31, 2003 and the year ended December 31, 2002, the Company recorded restructuring, asset impairment and other related charges as follows:

	Charges Recorded During
	2003	Year Ended December 31, 2002
(In thousands)	1st Quarter	1st Quarter	2nd, 3rd & 4th Quarters	Total
	(Unaudited)
Nature of charges:
Asset Realignment Restructuring	$—	$—	$6,901	$6,901
Seat Manufacturing Facilities Restructuring	—	4,043	2,251	6,294
Other asset impairment related charges	7,500	—	12,048	12,048
Total pre-tax charges	$7,500	$4,043	$21,200	$25,243

Business segment recording the charges:
Cabin Management	$—	$4,043	$9,152	$13,195
Systems Integration	—	—	4,060	4,060
Total continuing operations	—	4,043	13,212	17,255
Discontinued operations (Specialty Avionics)	7,500	—	7,988	7,988
Total pre-tax charges	$7,500	$4,043	$21,200	$25,243

Charged to operations:
Cost of sales	$—	$1,214	$9,462	$10,676
Selling, general and administrative expenses	—	2,829	3,750	6,579
Discontinued operations (Specialty Avionics)	7,500	—	7,988	7,988
Total pre-tax charges	$7,500	$4,043	$21,200	$25,243

Components of charges:
Continuing operations:
Noncash charges	$—	$3,145	$8,311	$11,456
Cash charges	—	898	4,901	5,799
Total continuing operations pre-tax charges	—	4,043	13,212	17,255
Discontinued operations noncash charges	7,500	—	7,988	7,988
Total pre-tax charges	$7,500	$4,043	$21,200	$25,243

Asset Realignment Restructuring

During the second quarter of fiscal 2001, the Company’s Cabin Management Group adopted a restructuring program to realign production programs between its manufacturing facilities.  In response to the adverse impact on the aerospace industry resulting from the September 11th terrorist attack and its aftermath, as well as the weakening of global economic conditions, the Company announced and implemented a further restructuring program in December 2001 designed to reduce costs and conserve working capital.  This program included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  Due to the ongoing weakness of the business, VIP and head-of-state aircraft market, the Company decided during the second quarter of fiscal 2002 to permanently close the temporarily idled manufacturing facility.  The restructuring, asset impairment and other related charges recorded during fiscal 2002 were comprised of the following:

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

This restructuring program was completed during the fourth quarter of fiscal 2002.

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

Total costs and estimated earnings on all uncompleted contracts as of March 31, 2003 and December 31, 2002 are comprised of the following:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Costs incurred on uncompleted contracts	$50,122	$49,572
Estimated earnings recognized	66,965	63,699
Total costs and estimated earnings	117,087	113,271
Less billings to date	(107,600)	(109,880)
Net	$9,487	$3,391

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$9,579	$4,004
Liability – Billings in excess of costs and estimated earnings (Note 7)	(92)	(613)
Net	$9,487	$3,391

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

Note 5.                                   Goodwill

Goodwill was $196,430,000 as of March 31, 2003 and December 31, 2002.

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

Note 6.                                  Other Assets, Principally Intangibles

Other assets are comprised of the following as of March 31, 2003 and December 31, 2002:

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Identifiable intangible assets with finite useful lives	$28,193	$29,105
Deferred financing costs	8,433	9,168
Other non-amortizable assets	3,768	1,155
Total other assets	$40,394	$39,428

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of March 31, 2003 and December 31, 2002:

	March 31, 2003 (Unaudited)			December 31, 2002
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(5,110)	$17,162	$22,272	$(4,738)	$17,534
Customer contracts	8,390	(4,995)	3,395	8,390	(4,695)	3,695
Engineering drawings	7,645	(1,903)	5,742	7,645	(1,776)	5,869
Other identifiable intangibles	2,955	(1,061)	1,894	2,955	(948)	2,007
Total identifiable intangibles	$41,262	$(13,069)	$28,193	$41,262	$(12,157)	$29,105

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

The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies (Note 1) to the audited financial statements.  Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as most of the Company’s cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

The tables below summarize selected financial data by business segment.

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Revenues:
Cabin Management	$30,620	$45,867
Systems Integration	12,132	15,077
Inter-group elimination (1)	(852)	(125)
Consolidated totals	$41,900	$60,819

Adjusted EBITDA (as defined):
Cabin Management	$4,550	$7,461
Systems Integration	2,157	4,296
Corporate (2)	(2,112)	(1,558)
Inter-group elimination (3)	110	111
Consolidated totals (4)	$4,705	$10,310

(In thousands)	March 31, 2003	December 31, 2002
	(Unaudited)
Total assets (as of period end):
Cabin Management	$284,258	$281,655
Systems Integration	70,226	62,437
Corporate (5)	49,555	44,247
Inter-group elimination (6)	(3)	(113)
Continuing operations	404,036	388,226
Discontinued operations (Specialty Avionics)	152,003	160,741
Consolidated totals	$556,039	$548,967

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                      Reflects elimination of the effect of inter-group profits in inventory.

(4)                      The table below reconciles the financial measure Adjusted EBITDA, as defined, to net income (loss).

	Three Months Ended March 31,
(In thousands)	2003	2002
	(Unaudited)
Consolidated Adjusted EBITDA (as defined)	$4,705	$10,310
Restructuring, asset impairment and other related charges	—	(4,043)
Depreciation and amortization of long-lived assets (a)	(2,516)	(2,767)
Acquisition related charges not capitalized	(9)	(10)
Other noncash charges	—	(54)
Interest expense	(5,869)	(5,948)
Minority interest in preferred stock of subsidiary	(1,597)	(1,382)
Other expenses, net	(339)	(113)
Provision for income tax benefit	1,265	1,141
Loss from discontinued operations, net of tax	(6,397)	(37,440)
Cumulative effect of change in accounting principle	—	(17,828)
Net loss	$(10,757)	$(58,134)

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

Note 13.   Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% senior subordinated notes described in Note 8, the following condensed consolidating financial information is presented segregating DeCrane Aircraft, as the issuer, and guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the senior credit facility and the notes.  DeCrane Holdings is not a guarantor of the notes and is therefore reflected in the non-guarantor subsidiary column with DeCrane Aircraft’s non-guarantor subsidiaries.

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

(3)                     Elimination of equity in earnings of subsidiaries.

Balance Sheets

	March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$14,551	$86	$—	$—		$14,637
Accounts receivable, net	—	26,568	—	—		26,568
Inventories	—	70,736	—	—		70,736
Other current assets	19,129	682	—	—		19,811
Assets of discontinued operations	—	157,983	4,844	(10,824	)(1)	152,003
Total current assets	33,680	256,055	4,844	(10,824)		283,755

Property and equipment, net	2,281	33,179	—	—		35,460
Other assets, principally intangibles, net	13,594	223,230	—	—		236,824
Investments in subsidiaries	347,091	—	24,518	(371,609	)(1)	—
Intercompany receivables	271,905	164,269	5,834	(442,008	)(2)	—
Total assets	$668,551	$676,733	$35,196	$(824,441)		$556,039

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$16,360	$1,132	$—	$—		$17,492
Other current liabilities	10,895	27,738	—	—		38,633
Liabilities of discontinued operations	—	21,055	(146)	—		20,909
Total current liabilities	27,255	49,925	(146)	—		77,034

Long-term debt, less current portion	377,822	8,698	—	—		386,520
Intercompany payables	171,139	270,869	—	(442,008	)(2)	—
Other long-term liabilities	32,139	514	—	—		32,653

Mandatorily redeemable preferred stock:
Minority interest in preferred stock of subsidiary	35,678	—	—	—		35,678
Mandatorily redeemable 14% preferred stock	—	—	64,400	—		64,400

Stockholders’ equity (deficit):
Paid-in capital	116,987	337,592	82,800	(470,019	)(1)	67,360
Retained earnings (deficit)	(92,469)	9,499	(111,858)	87,586	(1)	(107,242)
Accumulated other comprehensive loss	—	(364)	—	—		(364)
Total stockholders’ equity (deficit)	24,518	346,727	(29,058)	(382,433)		(40,246)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$668,551	$676,733	$35,196	$(824,441)		$556,039

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970

Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principally intangibles, net	11,708	224,150	—	—		235,858
Investments in subsidiaries	348,559	—	35,312	(383,871	)(1)	—
Intercompany receivables	276,121	172,389	5,740	(454,250	)(2)	—
Total assets	$668,927	$682,875	$46,249	$(849,084)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794

Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	276,008	—	(454,250	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441

Minority interest in preferred stock of subsidiary	34,081	—	—	—		34,081
Mandatorily redeemable 14% preferred stock	—	—	62,222	—		62,222

Stockholders’ equity (deficit):
Paid-in capital	118,621	337,592	85,015	(471,653	)(1)	69,575
Retained earnings (deficit)	(83,309)	10,967	(100,962)	76,819	(1)	(96,485)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholders’ equity	35,312	348,198	(15,947)	(394,834)		(27,271)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$668,927	$682,875	$46,249	$(849,084)		$548,967

Statements of Operations

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$41,900	$—	$—		$41,900
Cost of sales	—	30,903	—	—		30,903

Gross profit	—	10,997	—	—		10,997

Selling, general and administrative expenses	3,036	4,869	—	—		7,905
Amortization of intangible assets	—	912	—	—		912
Interest expense	5,820	49	—	—		5,869
Minority interest in preferred stock of subsidiary	—	—	1,597	—		1,597
Intercompany charges	(6,523)	6,523	—	—		—
Equity in loss of subsidiaries	4,411	69	9,160	(13,640	)(3)	—
Other expenses, net	174	165	—	—		339
Provision for income taxes (benefit)	2,242	(3,507)	—	—		(1,265)
Loss from discontinued operations	—	6,328	69	—		6,397

Net loss	$(9,160)	$(4,411)	$(10,826)	$13,640		$(10,757)

	Three Months Ended March 31, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$60,819	$—	$—		$60,819
Cost of sales	—	44,381	—	—		44,381

Gross profit	—	16,438	—	—		16,438

Selling, general and administrative expenses	3,180	8,979	—	—		12,159
Amortization of intangible assets	—	843	—	—		843
Interest expense	5,873	75	—	—		5,948
Minority interest in preferred stock of subsidiary	—	—	1,382	—		1,382
Intercompany charges	(7,150)	7,150	—	—		—
Equity in loss of subsidiaries	53,802	9,523	56,752	(120,077	)(3)	—
Other expenses, net	91	22	—	—		113
Provision for income tax benefit	(528)	(613)	—	—		(1,141)
Loss from discontinued operations	—	27,917	9,523	—		37,440
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828

Net loss	$(56,752)	$(53,802)	$(67,657)	$120,077		$(58,134)

Statements of Cash Flows

	Three Months Ended March 31, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net loss	$(9,160)	$(4,411)	$(10,826)	$13,640	(3)	$(10,757)
Loss from discontinued operations	—	6,328	69	—		6,397
Noncash adjustments:
Equity in loss of subsidiaries	4,411	69	9,160	(13,640	)(3)	—
Other noncash adjustments	237	1,509	1,597	—		3,343
Changes in working capital	(16,438)	(4,912)	—	—		(21,350)
Net cash used for operating activities	(20,950)	(1,417)	—	—		(22,367)

Cash flows from investing activities:

Cash paid for acquisitions, net of cash acquired	(600)	—	—	—		(600)
Capital expenditures	(3)	(1,095)	—	—		(1,098)
Net cash used for investing activities	(603)	(1,095)	—	—		(1,698)

Cash flows from financing activities:

Net senior credit facility borrowings	27,150	—	—	—		27,150
Principal payments on long-term debt and leases	(3,389)	(821)	—	—		(4,210)
Net cash provided by (used for) financing activities	23,761	(821)	—	—		22,940

Net cash provided by discontinued operations	—	3,341	—	—		3,341

Net increase in cash and equivalents	2,208	8	—	—		2,216
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$14,551	$86	$—	$—		$14,637

	Three Months Ended March 31, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net loss	$(56,752)	$(53,802)	$(67,657)	$120,077	(3)	$(58,134)
Loss from discontinued operations	—	27,917	9,523	—		37,440
Noncash adjustments:
Equity in loss of subsidiaries	53,802	9,523	56,752	(120,077	)(3)	—
Other noncash adjustments	2,516	22,145	1,382	—		26,043
Changes in working capital	4,724	(9,078)	—	—		(4,354)
Net cash provided by (used for) operating activities	4,290	(3,295)	—	—		995

Cash flows from investing activities:

Cash paid for acquisitions, net of cash acquired	(707)	—	—	—		(707)
Capital expenditures	(4)	(415)	—	—		(419)
Net cash used for investing activities	(711)	(415)	—	—		(1,126)

Cash flows from financing activities:

Deferred financing costs	(1,629)	—	—	—		(1,629)
Principal payments on long-term debt and leases	(97)	(299)	—	—		(396)
Other, net	(368)	297	—	—		(71)
Net cash used for financing activities	(2,094)	(2)	—	—		(2,096)

Net cash provided by discontinued operations	—	3,961	—	—		3,961

Net increase in cash and equivalents	1,485	249	—	—		1,734
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478

Cash and equivalents at end of period	$11,126	$86	$—	$—		$11,212

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

As we originally described in our Form 10-K for the year ended December 31, 2002, our failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, our independent accountants qualified their report on our audited financial statements for the year ended December 31, 2002 with respect to our ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings alleviated our independent accountants’ doubt about our ability to continue as a going concern.  As a result, our independent accountants issued a revised, unqualified report on our financial statements, which we included in Amendment No. 1 to our Form 10-K for the year ended December 31, 2002.  See “—Liquidity and Capital Resources–Recent Developments Affecting Financial Condition and Liquidity” below for additional information.

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

In response to certain of these adverse conditions, we announced and implemented a restructuring program in December 2001 designed to reduce expenses and conserve working capital.  This program included permanently closing one manufacturing facility and idling a second facility for an indefinite period, curtailing several product development programs and instituting workforce reductions.  During the first quarter of fiscal 2002, we also announced we would consolidate the production of four Cabin Management manufacturing facilities into two facilities, resulting in the permanent closure of two additional facilities.  During the second quarter of fiscal 2002, we also announced we would permanently close the temporarily idled manufacturing facility.  See “—Restructuring, Asset Impairment and Other Related Charges” below for additional information.

The business, VIP and head-of-state aircraft portion of our business experienced weakness during 2002 and will continue to experience weakness throughout 2003 as evidenced by various manufacturers’ announced plans to temporarily suspend production at various times throughout the year in response to the weak demand for new aircraft.  However, we believe business, VIP and head-of-state aircraft deliveries may experience a modest recovery in 2004 and continuing recovery thereafter.  The commercial aircraft portion of our business, which subsequent to the sale of the Specialty Avionics Group accounts for less than 5% of consolidated revenues, also experienced significant weakness in 2002 and the first half of 2003 and we believe this condition will continue through 2003 and into 2004, with potential recovery not expected to occur until at least 2005.  Our beliefs are based on the assumptions that we will experience economic recovery and there are no further negative geo-political developments affecting our industry.

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Our results of operations have been affected by restructuring, asset impairment and other related charges relating to our 2002 restructuring program and goodwill impairment charges.  These charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” and “—Goodwill Impairment Charges” below.

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

Revenues from Textron and Bombardier, our principal customers, decreased $10.6 million compared to the prior year as a result of the decrease in orders and resulting production of aircraft they are experiencing due to the economic downturn.  Bombardier temporarily suspended production of various models of aircraft for several weeks during the first quarter of fiscal 2003 in response to their low order backlog.  Textron has announced plans for a similar planned shut down during the second and third quarters of fiscal 2003 as well.  We also experienced similar volume decreases from our other customers during the period.

Systems Integration.  Revenues decreased by $2.9 million, or 19.5% compared to the prior year, due to:

•                  a $2.3 million decrease resulting from reduced demand for our business, VIP and head-of-state aircraft products and services due to the adverse impact weak global economic conditions are having on the demand for those types of aircraft as follows:

•                  a $1.7 million decrease in our aircraft completion and modification revenues; and

•                  a $0.6 million decrease in BBJ auxiliary fuel systems revenues; and

•                  a $0.6 million decrease in the commercial aircraft systems integration engineering services we provide resulting from the aftermath of September 11th.

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

Cabin Management.  Gross profit decreased by $2.6 million, or 25.4% compared to the prior year, primarily due to:

•                  a $3.4 million decrease in profit margins due to lower volume for our business, VIP and head-of-state aircraft furniture and seating products; and

•                  a $0.4 million decrease in gross profit related to lower volume for our cabin management and entertainment systems; offset by

•                  a $1.2 million increase caused by restructuring charges incurred in 2002 related to the consolidation of our seating and related manufacturing operations.

Systems Integration.  Gross profit decreased by $2.8 million, or 46.7% compared to the prior year, primarily due to:

•                  a $2.4 million decrease resulting from lower revenues and unfavorable overhead absorption as a result of lower production and delivery of business/VIP aircraft auxiliary fuel tank systems; and

•                  a $0.4 million decrease in the commercial aircraft systems integration engineering services provided.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $4.3 million, or 35.0%, to $7.9 million for the three months ended December 31, 2003, from $12.2 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(3.4)	(81.6)%
Systems Integration	(0.7)	(64.2)
Corporate	(0.2)
Total	$(4.3)

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

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.3 million to $2.5 million for the three months ended March 31, 2003 from $2.8 million for the same period last year, primarily resulting from reduced capital expenditures and a lower depreciable base resulting from impairment charges recorded during 2002, as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.2)	(15.3)%
Selling, general and administrative expense	(0.2)	(19.0)
Amortization of intangible assets	0.1	8.2
Total	$(0.3)

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

Cabin Management.  Adjusted EBITDA decreased by $2.9 million, or 39.0% compared to the prior year primarily due to:

•                  a $3.3 million decrease in gross profit related to lower volume in our business/VIP aircraft furniture and seating operations;

•                  a $0.4 million decrease in gross profit related to lower volume in our cabin management and entertainment systems; offset by,

•                  a $0.2 million increase in gross profit related to other products and services; and

•                  a $0.6 million decrease in SG&A spending.

Systems Integration.  Adjusted EBITDA decreased by $2.1 million, or 49.8% over the prior year, due to lower sales volume partially offset by reduced SG&A spending resulting from workforce reductions.

Operating income.  Operating income decreased $1.3 million or 36.5%, to $2.2 million for the three months ended March 31, 2003, from $3.5 million for the same period last year.  Operating income changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$0.7	32.6%
Systems Integration	(2.1)	(58.3)
Corporate	0.1
Total	$(1.3)

Cabin Management.  Operating income increased by $0.7 million, or 32.6% compared to the prior year, primarily due to:

•                  a $4.0 million increase resulting from restructuring charges recorded in 2002 related to the consolidation of our seating and related manufacturing operations; offset by

•                  a $3.3 million decrease in gross profit, principally related to lower revenues in our business, VIP and head-of-state aircraft furniture and seating operations.

Systems Integration.  Operating income decreased by $2.1 million, or 58.3% compared to the prior year, primarily the result of lower sales volume, partially offset by reduced SG&A spending resulting from workforce reductions.

Interest expense.  Interest expense decreased $0.1 million, or 1.3%, to $5.9 million for the three months ended March 31, 2003 compared to $6.0 million for the same period last year.  We expect interest expense to increase in 2003 as a result of a 1.5% increase in interest rates charged by our lenders as a result of the amendment to our senior credit facility, partially offset by lower principal balances outstanding.

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

Loss from continuing operations.  The loss from continuing operations increased $1.5 million to $4.4 million for the three months ended March 31, 2003 compared to $2.9 million for the same period last year, primarily due to:

•                  a $5.3 million loss increase, principally related to lower revenues; and

•                  a $0.2 million increase in minority interest in preferred stock of subsidiary; offset by

•                  a $4.0 million loss decrease resulting from restructuring charges recorded in 2002 related to the consolidation of our seating and related manufacturing operations.

Loss from discontinued operations.  Loss from discontinued operations decreased $31.1 million, to a loss of $6.4 million for the three months ended March 31, 2003 compared to a loss of $37.5 million for the same period last year.  The decrease is primarily due to:

•                  a $39.4 million charge in 2002 to reflect the cumulative effect on discontinued operations of the change in accounting principle associated with initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets;” offset by

•                  a $7.5 million charge in 2003 for the impairment of goodwill to reduce the carrying value of the assets sold to their estimated net realizable value based upon the $140.0 million fair value implied in definitive agreement to sell the Specialty Avionics Group.

The 2002 and 2003 charges are attributable to the goodwill impairment of one of the three reporting units within the Specialty Avionics Group.  Aggregate goodwill was $80.7 million as of December 31, 2002 and $73.2 million as of March 31, 2003, after the $7.5 million 2003 impairment charge.  See “—Goodwill Impairment Charges” below for additional information.

Cumulative effect of change in accounting principle.  The $17.8 million charge in 2002 to reflect the cumulative effect on continuing operations of the change in accounting principle was a result of transitional goodwill impairment charges recognized upon initial adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” as described in “—Goodwill Impairment Charges” below.  Including the $39.4 million charged to discontinued operations, the total charge to reflect the cumulative effect of the change in accounting principle was $57.2 million.

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

During the three months ended March 31, 2003 and the year ended December 31, 2002, we recorded restructuring, asset impairment and other related pre-tax charges, principally related to our restructuring activities.  These charges are summarized in the table below.

	Charges Recorded During
	2003	Year Ended December 31, 2002
(In millions)	1st Quarter	1st Quarter	2nd, 3rd & 4th Quarters	Total

Nature of charges:
Asset Realignment Restructuring	$—	$—	$6.9	$6.9
Seat Manufacturing Facilities Restructuring	—	4.0	2.3	6.3
Goodwill impairment charges	7.5	—	7.7	7.7
Other asset impairment related charges	—	—	4.3	4.3
Total pre-tax charges	$7.5	$4.0	$21.2	$25.2

Business segment recording the charges:
Cabin Management	$—	$4.0	$9.2	$13.2
Systems Integration	—	—	4.0	4.0
Total continuing operations	—	4.0	13.2	17.2
Discontinued operations (Specialty Avionics)	7.5	—	8.0	8.0
Total pre-tax charges	$7.5	$4.0	$21.2	$25.2

Charged to operations:
Cost of sales	$—	$1.2	$9.4	$10.6
Selling, general and administrative expenses	—	2.8	3.8	6.6
Discontinued operations (Specialty Avionics)	7.5	—	8.0	8.0
Total pre-tax charges	$7.5	$4.0	$21.2	$25.2

Components of charges:
Continuing operations:
Noncash charges	$—	$3.1	$8.3	$11.4
Cash charges	—	0.9	4.9	5.8
Total continuing operations pre-tax charges	—	4.0	13.2	17.2
Discontinued operations noncash charges	7.5	—	8.0	8.0
Total pre-tax charges	$7.5	$4.0	$21.2	$25.2

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

Nominal future monthly cash payments will be required during the remainder of 2003 due to lease payments on the vacated facilities and the incurrence of other facility exit costs related to both restructuring programs.  The future cash payments will be funded from existing cash balances and internally generated cash from operations.

Goodwill Impairment Charges

During the first quarter of fiscal 2003, we entered into a definitive agreement to sell the Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of one of the reporting unit’s net assets was not fully recoverable.  As a result, we recorded a goodwill impairment charge of $7.5 million during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge of $7.7 million related to our annual goodwill impairment testing pursuant to SFAS No. 142.  The impairment charge pertained to the Specialty Avionics Group.

See “—Goodwill Impairment Charges” below for additional information.

Other Asset Impairment Related Charges

Due to continued weakness in the commercial aircraft portion of our business, in the fourth quarter of fiscal 2002 we recorded a pre-tax charge of $4.3 related to inventories and was charged to cost of goods sold.  Charges totaling $0.3 million pertained to the Specialty Avionics Group.

Goodwill Impairment Charges

The following discussion should be read in conjunction with Notes 2, 3 and 5 accompanying our unaudited financial statements included in this report.

Our results of operations for the three months ended March 31, 2003 and 2002 have been affected by the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and goodwill impairment charges.

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

Changes in the carrying amount of goodwill, by business segment, for the three months ended March 31, 2003 are as follows:

	Continuing Operations				Discontinued Operations
(In millions)	Cabin Management Group	Systems Integration Group	Corporate	Total	Specialty Avionics Group

Balance, December 31, 2002	$173.9	$20.8	$1.7	$196.4	$80.7
Impairment charge	—	—	—	—	(7.5)
Balance, March 31, 2003	$173.9	$20.8	$1.7	$196.4	$73.2

During the first quarter of fiscal 2003, we entered into a definitive agreement to sell the Specialty Avionics Group.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of the group’s net assets was not fully recoverable.  As required by SFAS No. 142, we recorded a goodwill impairment charge of $7.5 million during the three months ended March 31, 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  We recorded a modest $0.7 million gain on the sale during the second quarter of fiscal 2003, based on the actual financial position of the group on the date of sale.  However, the ultimate gain or loss on the sale is subject to finalizing the post-closing adjustment, which is not expected to be material, if any.

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

Cash Flows During the Three Months Ended March 31, 2003

Net cash used by operating activities was $22.4 million for the three months ended March 31, 2003 and consisted of $1.1 million of cash used by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items, $20.2 million used for working capital and $1.1 million to reduce other liabilities.  The following factors contributed to the $20.2 million working capital increase:

•                  an $11.5 million inventory increase principally related to long-term contracts;

•                  a $5.4 million decrease in accounts payable and accrued expenses, primarily resulting from reduced purchasing commensurate with lower revenues; and

•                  a $3.3 million increase in prepaid expenses and other assets, consisting principally of expense associated with the sale of the Specialty Avionics Group.

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

Capital Resources and Debt Obligations as of March 31, 2003

As of March 31, 2003, we had $75.6 million of working capital, excluding the assets and liabilities of our discontinued operations, compared to $55.4 million as of December 31, 2002.  As of March 31, 2003, we also had $6.5 million of borrowings available under our revolving line of credit, as amended in March 2003 and described below, compared to $43.6 million available as of December 31, 2002.  Our revolving line of credit expires in September 2004.  We may not be able to replace it on commercially acceptable terms, or at all.  As of March 31, 2003, our senior credit facility borrowings totaling $294.1 million are at variable interest rates based on defined margins over the current prime rate or LIBOR, compared to $270.2 million as of December 31, 2002.  We also had $100.0 million of 12% senior subordinated notes as of March 31, 2003 and December 31, 2002 and other indebtedness totaling $9.9 million outstanding as of March 31, 2003 compared to $10.8 million as of December 31, 2002.

The increase in working capital is principally attributable to spending $11.5 million for inventory pursuant to long-term contracts and reducing accounts payable and accrued expenses by $5.4 million between the periods.  These expenditures were funded through borrowings under our revolving line credit, which is part of our senior credit facility.  In addition, the March 2003 senior credit facility amendment reduced by $10.0 million the maximum permitted borrowings under the revolving line of credit.

The senior credit facility and senior subordinated notes indenture impose restrictive and financial covenants on us.  In March 2003, terms and financial covenants contained in our senior credit facility were amended to, among other things, permit the sale of the Specialty Avionics Group which was consummated on May 23, 2003.  As required by the amendment, we repaid $130.0 million of senior credit facility borrowings with the proceeds from the sale.  See “–Recent Developments Affecting Financial Condition and Liquidity” below for additional information.

Recent Developments Affecting Financial Condition and Liquidity

As more fully described in “—Industry Overview and Trends,” the acts and ongoing threats of global terrorism, the current military conflicts, SARS epidemic and weak global economic conditions are all adversely impacting our business.  In response, we implemented restructuring programs in 2001 and 2002, as described in “—Restructuring, Asset Impairment and Other Related Charges,” designed to reduce costs and conserve working capital.

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

On March 14, 2003, we entered into a definitive agreement to sell our equity interests in the subsidiaries comprising the Specialty Avionics Group for $140.0 million in cash and received requisite lender approval on March 28, 2003 to amend the senior credit facility to permit the sale.  We consummated the sale on May 23, 2003 and, as required by the senior credit facility amendment, used $130.0 million of the proceeds from the sale to repay senior credit facility borrowings.  The senior credit facility amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10.0 million the maximum permitted revolving line of credit borrowings to $40.0 million, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of up to $20.0 million aggregate principal amount of our 12% senior subordinated notes with the proceeds from the sale of junior securities.  Junior securities means: (i) senior subordinated notes issued by us that are unsecured and do not provide for any scheduled redemptions or prepayments or any sinking fund installment payments or maturities prior to the termination of the senior credit facility, or other indebtedness subordinated in right of payment to our obligations under the senior credit facility, and whose material terms are satisfactory to the lenders; and (ii) equity securities issued by us.

The table below reflects senior credit facility borrowings as of March 31, 2003, adjusted to reflect the $130.0 million repayment with the proceeds from the sale and the adjustment of the future maturities pursuant to the amendment.

	Senior Credit Facility Borrowings As of March 31, 2003
(In millions)	Historical	Repayment	As Adjusted

Total maturities during the:
Nine months ending December 31, 2003	$11.4	$(11.4)	$—
Year ending December 31, 2004	79.9	(39.2)	40.7
Year ending December 31, 2005	96.6	(29.7)	66.9
Year ending December 31, 2006	106.2	(49.7)	56.5
Total senior credit facility borrowings	$294.1	$(130.0)	$164.1

We believe our expected operating cash flows, together with borrowings under our senior credit facility ($6.5 million of which was available as of March 31, 2003 ($10.5 million on a pro forma basis), the commitment for which expires in September 2004), will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

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

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of March 31, 2003, as well an estimate of the periods during which these payments are expected to be made.  The obligations have also been adjusted to reflect the repayment of $130.0 million of senior credit facility borrowings with the proceeds from the May 23, 2003 sale of the Specialty Avionics Group, assuming the sale was consummated on March 31, 2003 and the repayment had occurred on that date.

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Obligations as of March 31, 2003:
Long-term debt (a):
Senior credit facility	$294.1	$11.4	$176.5	$106.2	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations and other indebtedness	9.9	0.7	2.3	0.2	6.7
Total long-term debt	404.0	12.1	178.8	106.4	106.7

Operating lease obligations	14.9	1.3	3.2	3.9	6.5
Mandatorily redeemable preferred stock redemption obligations:
DeCrane Aircraft preferred stock (b)	38.5	—	—	—	38.5
DeCrane Holdings preferred stock (c)	64.4	—	—	—	64.4

Total obligations as of March 31, 2003	521.8	13.4	182.0	110.3	216.1

Senior credit facility repayment with proceeds from the sale	(130.0)	(11.4)	(68.9)	(49.7)	—
Total obligations, as adjusted	$391.8	$2.0	$113.1	$60.6	$216.1

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

As of March 31, 2003 and December 31, 2002, we also had an irrevocable standby letter of credit in the amount of $0.4 million issued and outstanding under our senior credit facility.

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

Recently Issued Accounting Pronouncement

SFAS No. 150 – Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

Issued in May 2003, SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  We are currently evaluating the impact this new standard will have on our financial position, results of operations and cash flows.  However, we believe we will be required to reclassify our mandatorily redeemable preferred stock as a liability commencing July 1, 2003 and reflect subsequent changes in the redemption obligation as a charge against pre-tax income.

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

Some of the more significant factors listed above are further described in our Annual Report on Form 10-K (Amendment No. 1) and should be read in conjunction with this report.  Changes in such factors could cause our actual results to differ materially from those contemplated in such forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct.  We undertake no obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  You should not rely on our forward-looking statements as if they were certainties.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of March 31, 2003, the current prime rate was 4.25% and the current LIBOR was 1.38%.  Based on $294.1 million of variable-rate debt outstanding as of March 31, 2003, a hypothetical one percent rise in interest rates, to 5.25% for prime rate borrowings and 2.38% for LIBOR borrowings, would reduce our pre-tax earnings by $2.9 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.3 million of variable-rate debt converted to fixed-rate debt outstanding as of March 31, 2003, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $11.0 million, or 27.5%, to approximately $51.0 million as of March 31, 2003 from $40.0 million as of December 31, 2002.  Although we cannot be certain, we believe the increase may have been a result of our announcement that we had entered into a definitive agreement to sell the Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

ITEM 4.                             CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures within 90 days of the initial filing of this report on May 20, 3003.  These controls and procedures are designed to ensure that all of the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (the “Commission”) is recorded, processed, summarized and reported within the time periods specified by the Commission and that the information is communicated to the Chief Executive Officer and Chief Financial Officer on a timely basis.  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were suitable and effective.

Changes in internal controls.  Subsequent to the date of their evaluation and prior to the date of the initial filing on May 20, 3003, there have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

ITEM 6.                              EXHIBITS AND REPORTS ON FORM 8-K

a.                           Exhibits

31.1                                       Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2                                       Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

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

DECRANE HOLDINGS CO. (Registrant)

October 9, 2003	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Chief Financial Officer and Assistant Secretary