Form 10-Q/A
period 2003-06-30
DECRANE HOLDINGS CO
filed 2003-10-10
CIK 1076441

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

Exhibits

Reports on Form 8-K

Signatures

Explanatory Note

DeCrane Holdings Co. is filing this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 2003 to amend and restate, in its entirety, its Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 14, 2003 (referred to herein as the “Original Report” and the “Amended Report”).  Except for the reclassifications described below, no changes have been made in this Amended Report to the consolidated financial position, results of operations or cash flows we reported in our Original Report.  This Amended Report does not reflect events occurring after the August 14, 2003 filing of our Original Report or modify or update the disclosures set forth in that Original Report in any way to reflect any changes in our business or our consolidated financial position, results of operations or cash flows subsequent to the filing date of the Original Report.  For the convenience of the reader, we deemed it desirable to amend and restate our Original Report in its entirety.

In this Amended Report, we are reclassifying our consolidated statements of financial position, results of operations and cash flows to reflect interest expense and general corporate overhead allocations in accordance with EITF 87-24, “Allocation of Interest to Discontinued Operations,” for all periods presented as described in Note 2 accompanying our financial statements included in this report.  In addition, we are also making similar conforming changes to other parts of the Original Report as well.

This Amended Report should be read in conjunction with our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2002 and our Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 2003 filed concurrently with this Amended Report.  As required by Rule 12b-15 of the Securities Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and updated written statements pursuant to Title 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Act.

i

PART I – FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2003	December 31, 2002
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,673	$12,421
Accounts receivable, net	20,726	26,354
Inventories	63,125	59,300
Deferred income taxes	172	16,430
Prepaid expenses and other current assets	1,609	1,724
Current assets of discontinued operations	—	160,741
Total current assets	89,305	276,970

Property and equipment, net	34,801	36,139
Goodwill	162,430	196,430
Other assets, principally intangibles, net	36,110	39,428
Total assets	$322,646	$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$8,485	$16,317
Accounts payable	9,847	13,055
Accrued liabilities	20,645	31,494
Income taxes payable	149	—
Current liabilities of discontinued operations	—	19,928
Total current liabilities	39,126	80,794

Long-term debt, less current portion	251,372	364,700
Deferred income taxes	387	27,077
Other long-term liabilities	11,485	7,364

Commitments and contingencies (Note 11)

Mandatorily redeemable preferred stock:
Minority interest in 16% preferred stock of subsidiary	37,335	34,081
Mandatorily redeemable 14% preferred stock	66,654	62,222

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; None issued and outstanding as of June 30, 2003 and December 31, 2002	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,116,627 shares issued and outstanding as of June 30, 2003 and December 31, 2002	41	41
Additional paid-in capital	67,693	72,125
Notes receivable for shares sold	(2,665)	(2,591)
Accumulated deficit	(148,418)	(96,485)
Accumulated other comprehensive loss	(364)	(361)
Total stockholder’s equity (deficit)	(83,713)	(27,271)
Total liabilities, mandatorily redeemable preferred stock and stockholder’s equity (deficit)	$322,646	$548,967

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003	2002	2003	2002
	(Unaudited)
Revenues	$44,113	$61,293	$86,013	$122,112
Cost of sales	45,383	47,831	76,286	92,212

Gross profit (loss)	(1,270)	13,462	9,727	29,900

Operating expenses:
Selling, general and administrative expenses	6,572	12,088	14,477	24,247
Impairment of goodwill	34,000	—	34,000	—
Amortization of intangible assets	914	874	1,826	1,717
Total operating expenses	41,486	12,962	50,303	25,964

Income (loss) from operations	(42,756)	500	(40,576)	3,936

Other expenses:
Interest expense	6,468	6,134	12,337	12,082
Minority interest in preferred stock of subsidiary	1,657	1,433	3,254	2,815
Other expenses, net	407	86	746	199

Loss from continuing operations before provision for income taxes	(51,288)	(7,153)	(56,913)	(11,160)
Income tax benefit	9,365	2,050	10,630	3,191

Loss from continuing operations	(41,923)	(5,103)	(46,283)	(7,969)

Discontinued operations and change in accounting principle:
Income (loss) from discontinued operations, net of tax	747	1,738	(5,650)	(35,702)
Cumulative effect of change in accounting principle	—	—	—	(17,828)

Net loss	(41,176)	(3,365)	(51,933)	(61,499)

Noncash preferred stock dividend accretion	(2,254)	(1,964)	(4,432)	(3,862)

Net loss applicable to common stockholders	$(43,430)	$(5,329)	$(56,365)	$(65,361)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statement of Stockholder’s Equity (Deficit)

(In thousands, except share data)	Common Stock		Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount

Balance, December 31, 2002	4,116,627	$41	$72,125	$(2,591)	$(96,485)	$(361)	$(27,271)

Comprehensive income (loss):
Net loss	—	—	—	—	(51,933)	—	(51,933)
Unrealized loss on interest rate swap contract	—	—	—	—	—	(3)	(3)
							(51,936)

Noncash dividend accretion on preferred stock	—	—	(4,432)	—	—	—	(4,432)

Notes receivable interest accrued	—	—	—	(74)	—	—	(74)

Balance, June 30, 2003 (Unaudited)	4,116,627	$41	$67,693	$(2,665)	$(148,418)	$(364)	$(83,713)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net loss	$(51,933)	$(61,499)
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	5,650	35,702
Minority interest in preferred stock of subsidiary	3,254	2,815
Cumulative effect of change in accounting principle	—	17,828
Depreciation and amortization	6,342	6,743
Noncash portion of restructuring, asset impairment and other related charges	43,926	5,910
Deferred income taxes	(11,659)	(1,008)
Other, net	295	212
Changes in assets and liabilities:
Accounts receivable	4,207	7,725
Inventories	(12,705)	(1,786)
Prepaid expenses and other assets	541	(1,540)
Accounts payable	(2,251)	(1,090)
Accrued liabilities	(10,755)	(14,340)
Income taxes payable	385	30
Other long-term liabilities	4,761	448
Net cash used for operating activities	(19,942)	(3,850)

Cash flows from investing activities:
Net cash proceeds from sale of Specialty Avionics Group	132,800	—
Capital expenditures	(2,002)	(2,024)
Cash paid for acquisition contingent consideration	(600)	(5,890)
Net cash provided by (used for) investing activities	130,198	(7,914)

Cash flows from financing activities:
Principal payments on term debt, capitalized leases and other debt	(130,448)	(4,486)
Net borrowings under senior revolving credit facility	9,250	8,000
Deferred financing costs	—	(1,663)
Other, net	—	277
Net cash provided by (used for) financing activities	(121,198)	2,128

Net cash provided by discontinued operations	2,194	8,747

Net decrease in cash and cash equivalents	(8,748)	(889)
Cash and cash equivalents at beginning of period	12,421	9,478
Cash and cash equivalents at end of period	$3,673	$8,589

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

As the Company originally described in its Form 10-K for the year ended December 31, 2002 and Form 10-Q for the three months ended March 31, 2003, its failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, the Company’s independent accountants qualified their report on its audited financial statements for the year ended December 31, 2002 with respect to its ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings alleviated the independent accountants’ doubt about the Company’s ability to continue as a going concern.  As a result, the Company’s independent accountants issued a revised, unqualified report on its financial statements, which the Company included in Amendment No. 1 to its Form 10-K for the year ended December 31, 2002.

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

The following tables summarize the financial position, results operations and cash flows of the Specialty Avionics Group.

(In thousands)	December 31, 2002

Assets:
Current assets	$41,614
Property and equipment, net	15,744
Other assets, principally intangibles, net	103,383
Total assets	160,741

Liabilities:
Current liabilities	8,288
Long-term liabilities	11,640
Total liabilities	19,928

Net assets of the Specialty Avionics Group	$140,813

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2003 (1)	2002	2003 (1)	2002
	(Unaudited)
Results of Operations:
Revenues	$13,125	$25,039	$36,595	$50,383

Operating expenses:
Costs and expenses	11,136	19,369	30,128	38,774
Impairment of goodwill	—	—	7,500	—
Amortization of intangible assets	321	557	878	1,114
Total operating expenses	11,457	19,926	38,506	39,888

Income (loss) from operations	1,668	5,113	(1,911)	10,495

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	1,146	1,863	2,952	3,674
Debt obligations assumed by the buyer	68	198	270	402
Other expenses, net	52	153	153	186

Pre-tax income (loss)	402	2,899	(5,286)	6,233
Provision for income taxes	344	1,161	1,053	2,613

Income (loss) before change in accounting principle	58	1,738	(6,339)	3,620
Cumulative effect of change in accounting principle	—	—	—	(39,322)

Income (loss) from operations	58	1,738	(6,339)	(35,702)
Gain on sale, net of tax	689	—	689	—

Net income (loss) from discontinued operations	$747	$1,738	$(5,650)	$(35,702)

(1)                      Reflects the results of operations through May 23, 2003, the date of sale.

	Six Months Ended June 30,
(In thousands)	2003 (1)	2002
	(Unaudited)
Cash Flows Provided By (Used For):
Operating activities	$3,760	$9,441
Investing activities	(902)	(468)
Financing activities	(649)	(180)
Net (increase) decrease in cash and cash equivalents	(13)	(90)
Effect of foreign currency translation on cash	(2)	44
Net cash provided by discontinued operations	$2,194	$8,747

(1)                      Reflects cash flows through May 23, 2003, the date of sale.

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

The components of the restructuring, asset impairment and other related charges are as follows:

				Balance at
	Total	Amounts Incurred		June 30,
(In thousands)	Charges	Noncash	Cash	2003
	(Unaudited)
Product development costs related to curtailed programs	$6,262	$(6,262)	$—	$—
Lease termination and other related charges	4,436	(591)	—	3,845
Excess and obsolete inventory write-downs	3,073	(3,073)	—	—
Severance and other compensation costs	183	—	(183)	—
Total	13,954	$(9,926)	$(183)	3,845

Present value discount, using an 8% imputed interest cost	(560)			(560)
Total pre-tax charges	$13,394			$3,285

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

Note 9.                                  Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle and the provisions for income tax benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002
	(Unaudited)
Pre-tax income (loss) reported by:
Continuing operations	$(51,288)	$(7,153)	$(56,913)	$(11,160)
Discontinued operations	402	2,899	(5,286)	6,233
Consolidated pre-tax loss	$(50,886)	$(4,254)	$(62,199)	$(4,927)

Total provision for income taxes (benefit):
Income tax benefit based on pre-tax loss	$(22,077)	$(889)	$(22,633)	$(578)
Net deferred tax assets valuation allowance	13,056	—	13,056	—
Net income tax benefit	$(9,021)	$(889)	$(9,577)	$(578)

Allocation of total provision:
Continuing operations	$(9,365)	$(2,050)	$(10,630)	$(3,191)
Discontinued operations	344	1,161	1,053	2,613
Net provision for income tax benefit	$(9,021)	$(889)	$(9,577)	$(578)

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

As of June 30, 2003, the Company had net deferred tax assets of $12,841,000, prior to recording the valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34,000,000 goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, the Company evaluated its deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it was not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of the Company’s evaluation, it determined that recovery was not likely in certain taxing jurisdictions and applied its judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  Accordingly, the Company recorded the $13,056,000 valuation allowance, eliminating the net deferred asset, as of June 30, 2003.

For periods prior to June 30, 2003, the Company had net deferred tax liabilities ($9,002,000 as of March 31, 2003 and $10,647,000 as of December 31, 2002).  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods prior to June 30, 2003.

Deferred tax assets and liabilities are comprised of the following as of June 30, 2003 and December 31, 2002:

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Gross deferred tax assets:
Loss carryforwards	$14,768	$12,173
Accrued liabilities	7,081	6,797
Inventory	3,389	4,252
Other	848	832
Gross deferred tax assets	26,086	24,054

Gross deferred tax (liabilities):
Intangible assets	(9,300)	l4(31,267)
Program costs	(3,707)	(6,168)
Property and equipment	(238)	(3,119)
Other	—	(56)
Gross deferred tax (liabilities)	(13,245)	(40,610)

Net deferred assets (liabilities) before valuation allowance	12,841	(16,556)
Net deferred tax asset valuation allowance	(13,056)	—
Net deferred tax liability	$(215)	$(16,556)

Balance sheet classification:
Continuing operations:
Current deferred tax asset	$172	$16,430
Noncurrent deferred tax (liability)	(387)	(27,077)
Net continuing operations	(215)	(10,647)

Discontinued operations:
Current deferred tax asset	—	6,201
Noncurrent deferred tax (liability)	—	(12,110)
Net discontinued operations	—	(5,909)
Net deferred tax (liability)	$(215)	$(16,556)

Note 10.                           Capital Structure

Mandatorily Redeemable Preferred Stock

The table below summarizes the increase in mandatorily redeemable preferred stock during the six months ended June 30, 2003.

	DeCrane Aircraft 16% Preferred Stock				DeCrane Holdings 14% Preferred Stock

(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value

Balance, December 31, 2002	370,061	$37,006	$(2,925)	$34,081	342,417	$62,222
Accrued dividends and redemption value accretion	30,206	3,020	234	3,254	—	—
Noncash dividend accretion	—	—	—	—	—	4,432
Balance, June 30, 2003 (Unaudited)	400,267	$40,026	$(2,691)	$37,335	342,417	$66,654

Per share liquidation value as of June 30, 2003 (Unaudited)		$100.00				$194.66

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

Litigation (Continued)The Company was a defendant in most, but not all, of the actions brought by the estates of the 229 victims of the crash.  The actions, which sought damages and costs in unstated amounts, claimed negligence, strict liability, and breach of warranty.  Virtually all of the cases have been settled by Boeing and Swissair’s insurers and both assignment of the claims against, and releases in favor of, the Company have been obtained by the Boeing and Swissair insurers.

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

The tables below summarize selected financial data by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002
	(Unaudited)
Revenues:
Cabin Management	$29,635	$48,232	$60,255	$94,099
Systems Integration	14,718	13,223	26,850	28,300
Inter-group elimination (1)	(240)	(162)	(1,092)	(287)
Consolidated totals	$44,113	$61,293	$86,013	$122,112

Adjusted EBITDA (as defined):
Cabin Management	$4,310	$9,042	$8,860	$16,503
Systems Integration	4,180	4,096	6,337	8,392
Corporate (2)	(1,395)	(1,629)	(3,507)	(3,187)
Inter-group elimination (3)	2	(111)	112	—
Consolidated totals (4)	$7,097	$11,398	$11,802	$21,708

(In thousands)	June 30, 2003	December 31, 2002
	(Unaudited)
Total assets (as of period end):
Cabin Management	$236,941	$281,655
Systems Integration	69,049	62,437
Corporate (5)	17,091	44,247
Inter-group elimination (6)	(435)	(113)
Continuing operations	322,646	388,226
Discontinued operations (Specialty Avionics)	—	160,741
Consolidated totals	$322,646	$548,967

(1)                      Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)                      Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)                      Reflects elimination of the effect of inter-group profits in inventory.

(4)                      The table below reconciles the financial measure Adjusted EBITDA, as defined, to net loss.

	Three Months Ended June 30,		Six Months Ended June 30,

(In thousands)	2003	2002	2003	2002
	(Unaudited)
Consolidated Adjusted EBITDA (as defined)	$7,097	$11,398	$11,802	$21,708
Restructuring, asset impairment and other related charges	(47,394)	(7,666)	(47,394)	(11,709)
Depreciation and amortization of long-lived assets (a)	(2,451)	(2,680)	(4,967)	(5,447)
Acquisition related charges not capitalized	(8)	(468)	(17)	(478)
Other noncash charges	—	(84)	—	(138)
Interest expense	(6,468)	(6,134)	(12,337)	(12,082)
Minority interest in preferred stock of subsidiary	(1,657)	(1,433)	(3,254)	(2,815)
Other expenses, net	(407)	(86)	(746)	(199)
Income tax benefit	9,365	2,050	10,630	3,191
Income (loss) from discontinued operations	747	1,738	(5,650)	(35,702)
Cumulative effect of change in accounting principle	—	—	—	(17,828)
Net loss	$(41,176)	$(3,365)	$(51,933)	$(61,499)

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

(3)          Elimination of equity in earnings of subsidiaries.

Balance Sheets

	June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$3,571	$102	$—	$—		$3,673
Accounts receivable, net	—	20,726	—	—		20,726
Inventories	—	63,125	—	—		63,125
Other current assets	1,190	591	—	—		1,781
Total current assets	4,761	84,544	—	—		89,305

Property and equipment, net	2,105	32,696	—	—		34,801
Goodwill	10,224	152,206				162,430
Other assets, principally intangibles, net	—	36,110	—	—		36,110
Investments in subsidiaries	289,218	—	(16,695)	(272,523	)(1)	—
Intercompany receivables	56,259	74,846	—	(131,105	)(2)	—
Total assets	$362,567	$380,402	$(16,695)	$(403,628)		$322,646

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$7,336	$1,149	$—	$—		$8,485
Other current liabilities	10,477	20,164	—	—		30,641
Total current liabilities	17,813	21,313	—	—		39,126

Long-term debt, less current portion	242,936	8,436	—	—		251,372
Intercompany payables	74,846	56,259	—	(131,105	)(2)	—
Other long-term liabilities	6,332	5,540	—	—		11,872

Minority interest in preferred stock of subsidiary	37,335	—	—	—		37,335
Mandatorily redeemable 14% preferred stock	—	—	66,654	—		66,654

Stockholders’ equity (deficit):
Paid-in capital	115,293	337,592	65,069	(452,885	)(1)	65,069
Retained earnings deficit	(131,988)	(48,374)	(148,418)	180,362	(1)	(148,418)
Accumulated other comprehensive loss	—	(364)	—	—		(364)
Total stockholders’ equity (deficit)	(16,695)	288,854	(83,349)	(272,523)		(83,713)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$362,567	$380,402	$(16,695)	$(403,628)		$322,646

	December 31, 2002
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$12,343	$78	$—	$—		$12,421
Accounts receivable, net	—	26,354	—	—		26,354
Inventories	—	59,300	—	—		59,300
Other current assets	17,711	443	—	—		18,154
Assets of discontinued operations	—	166,507	5,197	(10,963	)(1)	160,741
Total current assets	30,054	252,682	5,197	(10,963)		276,970

Property and equipment, net	2,485	33,654	—	—		36,139
Other assets, principally intangibles, net	11,708	224,150	—	—		235,858
Investments in subsidiaries	348,559	—	35,312	(383,871	)(1)	—
Intercompany receivables	276,121	172,389	5,740	(454,250	)(2)	—
Total assets	$668,927	$682,875	$46,249	$(849,084)		$548,967

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$15,337	$980	$—	$—		$16,317
Other current liabilities	16,786	27,763	—	—		44,549
Liabilities of discontinued operations	—	19,954	(26)	—		19,928
Total current liabilities	32,123	48,697	(26)	—		80,794

Long-term debt, less current portion	355,568	9,132	—	—		364,700
Intercompany payables	178,242	276,008	—	(454,250	)(2)	—
Other long-term liabilities	33,601	840	—	—		34,441

Minority interest in preferred stock of subsidiary	34,081	—	—	—		34,081
Mandatorily redeemable 14% preferred stock	—	—	62,222	—		62,222

Stockholders’ equity (deficit):
Paid-in capital	118,621	337,592	85,015	(471,653	)(1)	69,575
Retained earnings (deficit)	(83,309)	10,967	(100,962)	76,819	(1)	(96,485)
Accumulated other comprehensive loss	—	(361)	—	—		(361)
Total stockholders’ equity	35,312	348,198	(15,947)	(394,834)		(27,271)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$668,927	$682,875	$46,249	$(849,084)		$548,967

Statements of Operations

	Six Months Ended June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$86,013	$—	$—		$86,013
Cost of sales	—	76,286	—	—		76,286

Gross profit	—	9,727	—	—		9,727

Selling, general and administrative expenses	4,904	9,573	—	—		14,477
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	1,826	—	—		1,826
Interest expense	12,116	221	—	—		12,337
Minority interest in preferred stock of subsidiary	—	—	3,254	—		3,254
Intercompany charges	(11,575)	11,575	—	—		—
Equity in loss of subsidiaries	34,615	218	48,679	(83,512	)(3)	—
Other expenses, net	586	160	—	—		746
Provision for income taxes (benefit)	8,033	(18,663)	—	—		(10,630)
Loss from discontinued operations	—	5,432	218	—		5,650

Net loss	$(48,679)	$(34,615)	$(52,151)	$83,512		$(51,933)

	Six Months Ended June 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$122,112	$—	$—		$122,112
Cost of sales	—	92,212	—	—		92,212

Gross profit	—	29,900	—	—		29,900

Selling, general and administrative expenses	5,788	18,459	—	—		24,247
Amortization of intangible assets	—	1,717	—	—		1,717
Interest expense	12,008	74	—	—		12,082
Minority interest in preferred stock of subsidiary	—	—	2,815	—		2,815
Intercompany charges	(14,310)	14,310	—	—		—
Equity in loss of subsidiaries	54,287	9,510	58,684	(122,481	)(3)	—
Other expenses, net	174	25	—	—		199
Provision for income tax benefit	(747)	(2,444)	—	—		(3,191)
Loss from discontinued operations	—	26,192	9,510	—		35,702
Cumulative effect of change in accounting principle	1,484	16,344	—	—		17,828

Net loss	$(58,684)	$(54,287)	$(71,009)	$122,481		$(61,499)

Statements of Cash Flows

	Six Months Ended June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net loss	$(48,679)	$(34,615)	$(52,151)	$83,512	(3)	$(51,933)
Loss from discontinued operations	—	5,432	218	—		5,650
Noncash adjustments:
Equity in loss of subsidiaries	34,615	218	48,679	(83,512	)(3)	—
Other noncash adjustments	(21,973)	61,060	3,254	—		42,341
Changes in working capital	15,765	(31,765)	—	—		(16,000)
Net cash used for operating activities	(20,272)	330	—	—		(19,942)

Cash flows from investing activities:

Net proceeds from sale of Specialty Avionics Group	132,800	—	—	—		132,800
Capital expenditures	(26)	(1,976)	—	—		(2,002)
Cash paid for acquisitions	(600)	—	—	—		(600)
Net cash provided by (used for) investing activities	132,174	(1,976)	—	—		130,198

Cash flows from financing activities:

Principal payments on long-term debt, leases and other debt	(129,924)	(524)	—	—		(130,448)
Net senior revolving credit facility borrowings	9,250	—	—	—		9,250
Net cash used for financing activities	(120,674)	(524)	—	—		(121,198)

Net cash provided by discontinued operations	—	2,194	—	—		2,194

Net increase (decrease) in cash and equivalents	(8,772)	24	—	—		(8,748)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$3,571	$102	$—	$—		$3,673

	Six Months Ended June 30, 2002 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:

Net loss	$(58,684)	$(54,287)	$(71,009)	$122,481	(3)	$(61,499)
Loss from discontinued operations	—	26,192	9,510	—		35,702
Noncash adjustments:
Equity in loss of subsidiaries	54,287	9,510	58,684	(122,481	)(3)	—
Other noncash adjustments	2,318	27,367	2,815	—		32,500
Changes in working capital	3,664	(14,217)	—	—		(10,553)
Net cash provided by (used for) operating activities	1,585	(5,435)	—	—		(3,850)

Cash flows from investing activities:

Cash paid for acquisitions	(5,890)	—	—	—		(5,890)
Capital expenditures	(46)	(1,978)	—	—		(2,024)
Net cash used for investing activities	(5,936)	(1,978)	—	—		(7,914)

Cash flows from financing activities:

Net senior revolving credit facility borrowings	8,000	—	—	—		8,000
Principal payments on long-term debt and leases	(2,863)	(1,623)	—	—		(4,486)
Deferred financing costs	(1,663)	—	—	—		(1,663)
Other, net	(268)	545	—	—		277
Net cash provided by (used for) financing activities	3,206	(1,078)	—	—		2,128

Net cash provided by discontinued operations	—	8,747	—	—		8,747

Net increase (decrease) in cash and equivalents	(1,145)	256	—	—		(889)
Cash and equivalents at beginning of period	9,641	(163)	—	—		9,478

Cash and equivalents at end of period	$8,496	$93	$—	$—		$8,589

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

As we originally described in our Form 10-K for the year ended December 31, 2002 and Form 10-Q for the three months ended March 31, 2003, our failure to consummate the sale of the Specialty Avionics Group by June 30, 2003 would have been an event of default under the amended senior credit facility.  As a result, our independent accountants qualified their report on our audited financial statements for the year ended December 31, 2002 with respect to our ability to continue as a going concern.  Consummation of the sale and repayment of $130.0 million of borrowings alleviated our independent accountants’ doubt about our ability to continue as a going concern.  As a result, our independent accountants issued a revised, unqualified report on our financial statements, which we included in Amendment No. 1 to our Form 10-K for the year ended December 31, 2002.  See “—Liquidity and Capital Resources–Recent Developments Affecting Financial Condition and Liquidity” below for additional information.

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

Cabin Management.  Revenues decreased by $18.6 million, or 38.6% compared to the prior year.  The decrease, which is across substantially all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2003 decrease consists of:

•                  a $18.0 million decrease in aircraft furniture and related products revenues;

•                  a $1.2 million decrease in cabin management and entertainment systems revenues; and

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

Revenues from Textron and Bombardier, our principal customers, decreased $14.1 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing due to the economic downturn.  Both companies temporarily suspended production of various models of aircraft for several weeks during fiscal 2003 in response to their low order backlog resulting from the weak demand for new aircraft.  We also expect a further decline in revenues from Textron during the third quarter of fiscal 2003 as a result of their additional planned shut downs.  We also experienced similar volume decreases from our other customers during the period.

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

Systems Integration.  Gross profit decreased by $1.0 million, or 17.7% compared to the prior year, primarily as a result of unfavorable overhead absorption caused by lower production volume and a change in product delivery mix.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $5.5 million, or 45.4%, to $6.6 million for the three months ended June 30, 2003, from $12.1 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002

(In millions)	Amount	Percent

Cabin Management	$(4.0)	(49.5)%
Systems Integration	(1.2)	(56.7)
Corporate	(0.3)
Total	$(5.5)

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

Cabin Management.  Adjusted EBITDA decreased by $4.7 million, or 52.3% compared to the prior year primarily due to:

•                  a $5.3 million decrease in gross profit related to lower volume in our business/VIP aircraft furniture and seating operations; and

•                  a $0.6 million decrease in gross profit related to lower volume in our cabin management and entertainment systems; offset by,

•                  a $1.2 million increase in gross profit related to our other products and services.

Systems Integration.  Adjusted EBITDA increased by $0.1 million, or 2.1% over the prior year, due to reduced SG&A spending resulting from workforce reductions.

Operating income.  Operating income decreased $43.3 million to a loss of $42.8 million for the three months ended June 30, 2003, from income of $0.5 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2002

(In millions)	Amount	Percent

Cabin Management	$(43.8)	(4380.0)%
Systems Integration	0.2	4.7
Corporate	0.3
Total	$(43.3)

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

Interest expense.  Interest expense increased $0.3 million, or 5.4%, to $6.5 million for the three months ended June 30, 2003 compared to $6.2 million for the same period last year.  The increase is attributable to a 1.5% increase in interest rate margins charged by our lenders pursuant to the March 28, 2003 senior bank credit facility amendment, partially offset by lower principal balances outstanding.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.2 million to $1.6 million for the three months ended June 30, 2003 compared to $1.4 million for the same period last year.  Minority interest reflects the accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

Provision for income taxes.  The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes, the non-deductible portion of goodwill impairment charges, minority interest in preferred stock of subsidiary, which is not deductible for income tax purposes, and a $13.1 million deferred tax asset valuation allowance established as of June 30, 2003.

As of June 30, 2003, we had net deferred tax assets of $12.8 million, prior to recording the valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of our evaluation, we determined that recovery was not likely in certain taxing jurisdictions and applied our judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  Accordingly, we recorded the $13.1 million valuation allowance, eliminating the net deferred asset, as of June 30, 2003.

For periods prior to June 30, 2003, we had net deferred tax liabilities ($9.0 million as of March 31, 2003 and $10.6 million as of December 31, 2002).  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods prior to June 30, 2003.

Loss from continuing operations.  The loss from continuing operations increased $36.8 million to a loss of $41.9 million for the three months ended June 30, 2003 compared to a loss of $5.1 million for the same period last year, primarily due to:

•                  a $43.3 million decrease in operating income resulting, in part, from a $34.0 million goodwill impairment charge; and

•                  a $0.8 million net increase in interest expense, minority interest in preferred stock of subsidiary and other expenses; offset by

•                  a $7.3 million increase in the provision for income tax benefit.

Income from discontinued operations.  Income from discontinued operations decreased $1.0 million to $0.7 million for the three months ended June 30, 2003 compared to $1.7 million for the same period last year primarily the result of the disposition of the Specialty Avionics Group on May 22, 2003 as compared to a full quarter of results included in the prior year.  Income from discontinued operations for the three months ended June 30, 2003 includes a modest $0.7 million gain, net of tax, on the sale of the group.

Net loss.  Net loss increased $37.8 million to a net loss of $41.2 million for the three months ended June 30, 2003 compared to a net loss of $3.4 million for the same period last year.  The increase is attributable to an increases in the loss from continuing operations of $36.8 million and a decrease in the income from discontinued operations of $1.0 million.

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

Cabin Management.  Revenues decreased by $33.8 million, or 36.0% compared to the prior year.  The decrease, which is across substantially all of our product and services categories, is caused by the ongoing adverse impact of weak global economic conditions which reduces the affordability of business, VIP and head-of-state aircraft and therefore demand for the products and services we provide.  The 2003 decrease consists of:

•                  a $29.5 million decrease in aircraft furniture and related products revenues;

•                  a $2.8 million decrease in cabin management and entertainment systems revenues; and

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

Revenues from Textron and Bombardier, our principal customers, decreased $24.4 million compared to the prior year as a result of the decrease in orders and resulting lower production of aircraft they are experiencing due to the economic downturn.  Both companies temporarily suspended production of various models of aircraft for several weeks during fiscal 2003 in response to their low order backlog resulting from the weak demand for new aircraft.  We also expect a further decline in revenues from Textron during the third quarter of fiscal 2003 as a result of their additional planned shut downs.  We also experienced similar volume decreases from our other customers during the period.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $9.8 million, or 40.3%, to $14.5 million for the six months ended June 30, 2003, from $24.3 million for the same period last year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(7.5)	(47.5)%
Systems Integration	(2.0)	(47.2)
Corporate	(0.3)
Total	$(9.8)

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

Operating income.  Operating income decreased $44.5 million to a loss of $40.6 million for the six months ended June 30, 2003, from operating income of $3.9 million for the same period last year.  By segment, operating income changed as follows:

	Increase (Decrease) From 2002
(In millions)	Amount	Percent

Cabin Management	$(43.2)	792.5%
Systems Integration	(1.9)	(27.8)
Corporate	0.6
Total	$(44.5)

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

Interest expense.  Interest expense increased $0.3 million, or 2.1%, to $12.3 million for the six months ended June 30, 2003 compared to $12.0 million for the same period last year.  The increase is attributable to a 1.5% increase in interest rate margins charged by our lenders pursuant to the March 28, 2003 senior bank credit facility amendment, partially offset by lower principal balances outstanding.

Minority interest in preferred stock of subsidiary.  Minority interest increased $0.4 million to $3.2 million for the six months ended June 30, 2003 compared to $2.8 million for the same period last year.  Minority interest reflects the accrued dividends, which are compounded quarterly, and redemption value accretion during the periods on DeCrane Aircrafts’ 16% preferred stock.

Provision for income taxes.  The provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes, the non-deductible portion of goodwill impairment charges, minority interest in preferred stock of subsidiary, which is not deductible for income tax purposes, and a $13.1 million deferred tax asset valuation allowance established as of June 30, 2003.

As of June 30, 2003, we had net deferred tax assets of $12.8 million, prior to recording the valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated our deferred assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future income as the means to support the carrying value of the net assets.  As a result of our evaluation, we determined that recovery was not likely in certain taxing jurisdictions and applied our judgment in estimating the amount of valuation allowance necessary under the circumstances to reduce the assets carrying value to realizable value.  Accordingly, we recorded the $13.1 million valuation allowance, eliminating the net deferred asset, as of June 30, 2003.

For periods prior to June 30, 2003, we had net deferred tax liabilities ($9.0 million as of March 31, 2003 and $10.6 million as of December 31, 2002).  The full realization of the deferred assets was achieved through the reversal of the deferred tax liabilities in future periods.  As a result, a valuation allowance was not required for periods prior to June 30, 2003.

Loss from continuing operations.  The loss from continuing operations increased $38.3 million to a loss of $46.3 million for the six months ended June 30, 2003 compared to a loss of $8.0 million for the same period last year, primarily due to:

•                  a $44.5 million decrease in operating income resulting, in part, from a $34.0 million goodwill impairment charge; and

•                  a $1.2 million net increase in interest expense, minority interest in preferred stock of subsidiary and other expenses; offset by

•                  a $7.4 million increase in the provision for income tax benefit.

Loss from discontinued operations.  Loss from discontinued operations decreased $30.0 million, to a loss of $5.7 million for the six months ended June 30, 2003 compared to a loss of $35.7 million for the same period last year.  The decrease is primarily due to:

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

The loss from discontinued operations for the six months ended June 30, 2003 is net of a modest $0.7 million gain, net of tax, on the sale of the group.

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

Net loss.  Net loss decreased $9.6 million to a net loss of $51.9 million for the six months ended June 30, 2003 compared to a net loss of $61.5 million for the same period last year.  The decrease is attributable to:

•                  an increase in loss from continuing operations of $38.3 million; offset by

•                  a decrease in loss from discontinued operations of $30.0 million; and

•                  a decrease in cumulative effect of change in accounting principle of $17.8 million.

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

Seating Product Line and Furniture Manufacturing Facilities Restructuring

During the second quarter of fiscal 2003, we consolidated our seating product line offerings and adopted a restructuring plan to down-size a furniture manufacturing facility in response to continuing weakness in the business, VIP and head-of-state aircraft market.  These actions were designed to reduce engineering, production and inventory carrying costs by supporting fewer product offerings and achieve profitability at the furniture manufacturing facility based on its lower production levels.  In connection with these actions, we recorded pre-tax charges to operations totaling $13.4 million during the second quarter of fiscal 2003, of which $9.9 million were noncash charges.

The charges are comprised of the write-off of inventoried costs related to discontinued product offerings, lease termination and related charges, excess and obsolete inventory write-downs and severance and other compensation costs.  As required by SFAS No. 146, the charges recorded were discounted by

$0.6 million to initially measure and reflect the liabilities incurred as a result of the restructuring plan at their fair value as of June 30, 2003.  The cumulative effect of a changes resulting from revisions to either the timing or the amount of estimated cash flows will be recognized as an adjustment to the liability in the period of the change.

These restructuring activities were substantially completed during the second quarter of fiscal 2003.  A $3.3 million restructuring reserve remains as of June 30, 2003 for lease termination and related costs.  The manufacturing facilities were closed during June 2003.  The future cash payments will be funded from existing cash balances and internally generated cash from operations.

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

Goodwill Impairment Charges

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability and found to be impaired.  As a result, $34.0 million of goodwill associated with our Cabin Management Group was written off and charged to operations during the second quarter of fiscal 2003.

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

Goodwill Impairment Charges

The following discussion should be read in conjunction with the Notes 3 and 5 accompanying our financial statements included in this report.

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

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and our decision to down-size a furniture manufacturing facility in the second quarter of fiscal 2003, we determined that we should reevaluate the carrying value of our goodwill prior to the annual October 31st testing date.  Accordingly, we performed a step-one test of goodwill associated with our furniture manufacturing reporting unit for recoverability and found the goodwill to be impaired.  As a result, we recorded a pre-tax charge to operations of $34.0 million during the three months ended June 30, 2003 based on a comparison of the estimated book value of the net assets of the reporting unit to its fair value.  The charge was primarily a result of a decrease in fair value caused by using lower cash flow forecasts based on the most recently reduced industry estimates of aircraft deliveries resulting from overall industry weakness.  The amount recorded is an estimate and may be revised during the third quarter of fiscal 2003 upon completion of step two of the goodwill impairment model, which measures the amount of impairment.

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

Cash Flows During the Six Months Ended June 30, 2003

Net cash used by operating activities was $19.9 million for the six months ended June 30, 2003 and consisted of $4.1 million of cash used by operations after adding back depreciation, amortization, the noncash portion of our restructuring and asset impairment charges and other noncash items and $21.0 million used for working capital, offset by a $5.2 million increase in other liabilities.  The following factors contributed to the $21.0 million working capital increase:

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

Capital Resources and Debt Obligations as of June 30, 2003

As of June 30, 2003, we had $50.2 million of working capital, compared to $55.4 million as of December 31, 2002, excluding assets and liabilities of the discontinued operations we sold in 2003.  As of June 30, 2003, we also had $24.4 million of borrowings available under our revolving line of credit, as amended in March 2003 and described below, compared to $43.6 million available as of December 31, 2002.  Our revolving line of credit expires in September 2004.  We not be able to replace it on commercially acceptable terms, or at all.  As of June 30, 2003, our senior credit facility borrowings totaling $150.2 million are at variable interest rates based on defined margins over the current prime rate or LIBOR, compared to $270.2 million as of December 31, 2002.  We also had $100.0 million of 12% senior subordinated notes as of June 30, 2003 and December 31, 2002 and other indebtedness totaling $9.7 million outstanding as of June 30, 2003 compared to $10.8 million as of December 31, 2002.

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

We consummated the sale of the Specialty Avionics Group on May 23, 2003 and, as required by the senior credit facility amendment, used $130.0 million of the proceeds from the sale to repay senior credit facility borrowings.  The senior credit facility amendment also relaxes various financial covenants for 2003 and beyond, decreases by $10.0 million the maximum permitted revolving line of credit borrowings to $40.0 million, increases the prime rate and LIBOR interest margins by 1.5% and permits the issuance of specified types of additional indebtedness and the repurchase of up to $20.0 million aggregate principal amount of our 12% senior subordinated notes with the proceeds from the sale of junior securities.  Junior securities means: (i) senior subordinated notes issued by us that are unsecured and do not provide for any scheduled redemptions or prepayments or any sinking fund installment payments or maturities prior to the termination of the senior credit facility, or other indebtedness subordinated in right of payment to our obligations under the senior credit facility, and whose material terms are satisfactory to the lenders; and (ii) equity securities issued by us.

We believe our expected operating cash flows, together with borrowings under our senior credit facility ($24.4 million of which was available as of June 30, 2003, the commitment for which expires in September 2004), will be sufficient to meet our future short- and long-term operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our ability to comply with our debt financial covenants, pay principal or interest and satisfy our other debt obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.

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

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2003, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2003	2004 and 2005	2006 and 2007	2008 and Beyond

Long-term debt (a):
Senior credit facility	$150.2	$—	$93.8	$56.4	$—
12% senior subordinated notes	100.0	—	—	—	100.0
Capital lease obligations and other indebtedness	9.7	0.5	2.3	1.6	5.3
Total long-term debt	259.9	0.5	96.1	58.0	105.3

Operating lease obligations	14.6	1.0	3.2	2.5	7.9
Mandatorily redeemable preferred stock redemption obligations
DeCrane Aircraft preferred stock (b)	40.0	—	—	—	40.0
DeCrane Holdings preferred stock (c)	66.7	—	—	—	66.7
Total obligations as of June 30, 2003	$381.2	$1.5	$99.3	$60.5	$219.9

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of June 30, 2003, the current prime rate was 4.00% and the current LIBOR was 1.12%.  Based on $150.2 million of variable-rate debt outstanding as of June 30, 2003, a hypothetical one percent rise in interest rates, to 5.00% for prime rate borrowings and 2.12% for LIBOR borrowings, would reduce our pre-tax earnings by $1.5 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert $4.5 million of variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.3 million of variable-rate debt converted to fixed-rate debt outstanding as of June 30, 2003, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $7.0 million, or 17.5%, to approximately $47.0 million as of June 30, 2003 from $40.0 million as of December 31, 2002.  Although we cannot be certain, we believe the increase may have been a result of the sale of the Specialty Avionics Group.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $7.0 million.

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

ITEM 4.                             CONTROLS AND PROCEDURES

The management of DeCrane Aircraft Holdings, Inc. (the “Company”), under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by the initial report filed on August 14, 2003.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the initial report.

There was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter and prior to the date of the initial filing on August 14, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.                           Exhibits

3.1.2                                    Bylaws of DeCrane Aircraft Holdings, Inc., as amended on July 9, 2003 (1)

10.11.3                        Addendum 6-5723-03-064 to the Special Business Provisions between The Boeing Company and PATS, Inc. dated April 16, 2003 (2)

31.1                                       Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2                                       Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32                                                Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                                                     Filed herewith

(1)                                              Filed as an exhibit to the Registration Statement of DeCrane Aircraft Holdings, Inc. (Registration No. 333-106381) of Form S-1 (Amendment No. 2) filed with the Commission on September 18, 2003 and incorporated herein by reference.

(2)                                              Filed as an exhibit to the Registration Statement of DeCrane Aircraft Holdings, Inc. (Registration No. 333-106381) of Form S-1 (Amendment No. 1) filed with the Commission on August 12, 2003 and incorporated herein by reference.

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