Form 10-Q
period 2004-06-30
DECRANE HOLDINGS CO
filed 2004-08-16
CIK 1076441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of August 9, 2004 was 4,358,242 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the six months ended June 30, 2004

Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Performance Measures

Changes in Accounting Principles

Three months ended June 30 2004

Six months ended June 30, 2004

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

Exhibits

Reports on Form 8-K

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.                           FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)	June 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,362	$6,936
Accounts receivable, net	27,322	21,455
Inventories	52,314	42,981
Prepaid expenses and other current assets	1,176	1,082
Total current assets	83,174	72,454

Property and equipment, net	29,798	30,900
Goodwill	162,430	162,430
Other assets, principally intangibles, net	34,764	38,092
Total assets	$310,166	$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$1,319	$1,198
Accounts payable	17,377	15,462
Accrued liabilities	23,387	17,890
Income taxes payable	64	—
Total current liabilities	42,147	34,550

Long-term debt	283,821	268,208
Mandatorily redeemable preferred stock	121,089	—
Other long-term liabilities	7,836	5,464

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock	—	112,237

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; None issued and outstanding as of June 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,009,297 shares issued and outstanding as of June 30, 2004 and December 31, 2003	40	40
Additional paid-in capital	61,475	61,475
Notes receivable for shares sold	(1,305)	(1,268)
Accumulated deficit	(204,669)	(176,562)
Accumulated other comprehensive loss	(268)	(268)
Total stockholders’ equity (deficit)	(144,727)	(116,583)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$310,166	$303,876

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Revenues	$54,817	$44,113	$103,414	$86,013
Cost of sales	47,317	38,714	84,156	67,592

Gross profit	7,500	5,399	19,258	18,421

Operating expenses:
Selling, general and administrative expenses	7,788	6,979	15,025	16,909
Research and development expenses	2,001	3,278	4,182	4,851
Impairment of goodwill	—	34,000	—	34,000
Amortization of intangible assets	913	914	1,825	1,826
Total operating expenses	10,702	45,171	21,032	57,586

Loss from operations	(3,202)	(39,772)	(1,774)	(39,165)

Other expenses:
Interest expense	8,750	6,468	17,452	12,337
Mandatorily redeemable preferred stock dividends	4,387	1,657	8,618	3,254
Other expenses, net	91	407	203	746

Loss from continuing operations before provision for income taxes	(16,430)	(48,304)	(28,047)	(55,502)
Provision for income (taxes) benefit	(30)	9,365	(60)	10,630

Loss from continuing operations	(16,460)	(38,939)	(28,107)	(44,872)

Discontinued operations and change in accounting principle:
Income (loss) from discontinued operations, net of tax	—	747	—	(5,650)
Cumulative effect of change in accounting principle	—	—	—	(13,764)

Net loss	(16,460)	(38,192)	(28,107)	(64,286)

Noncash preferred stock dividend accretion	—	(2,254)	—	(4,432)

Net loss applicable to common stockholders	$(16,460)	$(40,446)	$(28,107)	$(68,718)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Deficit)

(In thousands, except share data)	Common Stock		Additional Paid-in	Notes Receivable For Shares	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Sold	Deficit	Loss	Total

Balance, December 31, 2003	4,009,297	$40	$61,475	$(1,268)	$(176,562)	$(268)	$(116,583)

Comprehensive loss:
Net loss	—	—	—	—	(28,107)	—	(28,107)

Notes receivable interest accrued	—	—	—	(37)	—	—	(37)

Balance, June 30, 2004 (Unaudited)	4,009,297	$40	$61,475	$(1,305)	$(204,669)	$(268)	$(144,727)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Six Months Ended June 30,
(In thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(28,107)	$(64,286)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of change in accounting principles	—	13,764
Loss from discontinued operations	—	5,650
Depreciation and amortization	6,184	6,342
Mandatorily redeemable preferred stock dividends	8,618	3,254
Noncash portion of restructuring, asset impairment and other related charges	2,978	37,664
Interest accretion on second-lien term debt	1,213	—
Preferred stock redemption value accretion	234	—
Deferred income taxes	—	(11,659)
Other, net	(13)	295
Changes in assets and liabilities:
Accounts receivable	(5,867)	4,207
Inventories	(12,144)	(7,854)
Prepaid expenses and other assets	(270)	541
Accounts payable	1,915	(2,251)
Accrued liabilities	5,432	(10,755)
Income taxes payable	162	385
Other long-term liabilities	2,372	4,761
Net cash used for operating activities	(17,293)	(19,942)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	—	132,800
Capital expenditures	(1,767)	(2,002)
Cash paid for acquisition contingent consideration	—	(600)
Net cash provided by (used for) investing activities	(1,767)	130,198

Cash flows from financing activities:
Debt borrowings:
Revolving line of credit, net	15,050	9,250
Other secured long-term	46	—
Debt repayments:
First-lien term debt	—	(129,275)
Other secured long-term debt	(610)	(1,173)
Net cash provided by (used for) financing activities	14,486	(121,198)

Net cash provided by discontinued operations	—	2,194

Net decrease in cash and cash equivalents	(4,574)	(8,748)
Cash and cash equivalents at beginning of period	6,936	12,421
Cash and cash equivalents at end of period	$2,362	$3,673

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

Changes in Accounting Principles

SFAS No. 150 Adopted January 1, 2004

Effective January 1, 2004, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  As a result of adopting SFAS No. 150 on January 1, 2004, all mandatorily redeemable preferred stock was reclassified as a liability and all quarterly dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, DeCrane Holdings’ 14% preferred stock dividends were deducted in arriving at the net income or loss applicable to the Company’s common stockholders; DeCrane Aircraft’s 16% preferred stock dividends were charged against pre-tax income as minority interest in preferred stock of subsidiary.

The following table summarizes the results of operations for the three months and six months ended June 30, 2003 as if SFAS No. 150 had been in effect as of the beginning of 2003.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
(In thousands)	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)
Loss from continuing operations	$(38,939)	$(41,193)	$(44,872)	$(49,304)
Net loss	(38,192)	(40,446)	(64,286)	(68,718)

The pro forma data reflects DeCrane Holdings 14% preferred stock dividends of $2,254,000 for the three months ended June 30, 2003 and $4,432,000 for the six months ended June 30, 2003 as charges against income during the periods.

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

This change in accounting policy was made after concluding the 2003 fiscal year but was applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements rather than classified as a component of inventory cost.  The Company has restated its results of operations by charging previously inventoried costs totaling $3,278,000 and $4,851,000 for the three months and six months ended June 30, 2003, respectively, to research and development expense and recording a $13,764,000 charge as of January 1, 2003 to reflect the cumulative effect of the change in accounting principle.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Net loss, as reported	$(16,460)	$(38,192)	$(28,107)	$(64,286)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(81)	(94)	(162)	(188)
Pro forma net loss	$(16,541)	$(38,286)	$(28,269)	$(64,474)

The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

Note 2.           Restructuring, Asset Impairment and Other Related Charges

During the three months and six months ended June 30, 2004 and 2003, the Company recorded restructuring, asset impairment and other related charges as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Nature of charges:
Operational Realignment and Facilities Restructuring	$6,901	$—	$6,901	$—
Seating Product Line and Furniture Manufacturing Facilities Restructuring	—	7,132	—	7,132
Goodwill impairment charges	—	34,000	—	41,500
Total pre-tax charges	$6,901	$41,132	$6,901	$48,632

Business segment recording the charges:
Cabin Management	$1,628	$41,132	$1,628	$41,132
Systems Integration	5,273	—	5,273	—
Total continuing operations	6,901	41,132	6,901	41,132
Discontinued operations (Specialty Avionics)	—	—	—	7,500
Total pre-tax charges	$6,901	$41,132	$6,901	$48,632

Charged to operations:
Cost of sales	$6,083	$6,573	$6,083	$6,573
Selling, general and administrative expenses	818	559	818	559
Impairment of goodwill	—	34,000	—	34,000
Discontinued operations (Specialty Avionics)	—	—	—	7,500
Total pre-tax charges	$6,901	$41,132	$6,901	$48,632

Components of charges:
Continuing operations:
Noncash charges	$2,978	$37,664	$2,978	$37,664
Cash charges	3,923	3,468	3,923	3,468
Total continuing operations pre-tax charges	6,901	41,132	6,901	41,132
Discontinued operations (noncash charges)	—	—	—	7,500
Total pre-tax charges	$6,901	$41,132	$6,901	$48,632

Operational Realignment and Facilities Consolidation

During the second quarter of fiscal 2004, the Company adopted plans to restructure the operations of its Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In connection with these actions, the Company recorded pre-tax charges to operations totaling $6,901,000, comprised of the following:

•                  Lease Termination and Related Charges.  Lease termination and other related charges are comprised of the net losses expected to be incurred under the existing long-term lease agreements for facilities permanently vacated.  The losses have been reduced by the expected sublease income.  These expected losses were based on estimated current market rates and anticipated dates that these facilities are subleased.  If market rates decrease or should it take longer than expected to sublease these facilities, the actual loss could exceed these estimates.  Other related charges include the write-off of leasehold improvements related to the vacated facilities.

•                  Write-Down of Surplus Inventory.  Inventory was written down to reflect its net realizable value for quantities on hand exceeding current and forecast order backlog requirements related to the curtailed product offerings.

•                  Severance and Other Compensation Costs.  The Company’s total workforce will be reduced by 25 employees, or 2% from December 31, 2003 levels, when the restructuring is completed during the third quarter of fiscal 2004.

•                  Other Restructuring Charges.  Other charges pertain to legal, travel and relocation costs.

The Company expects to incur additional restructuring-related expenses of approximately $1,900,000 during the last half of fiscal 2004 to complete the restructuring plans.  These expenses, which are primarily relocation and travel costs, will be expensed as incurred.

The components of the restructuring, asset impairment and other related charges are as follows:

	Total	Amounts Incurred		Balance at June 30,
(In thousands)	Charges	Noncash	Cash	2004
		(Unaudited)
Lease termination and other related charges	$2,992	$(102)	$—	$2,890
Excess inventory write-downs	2,811	(2,811)	—	—
Severance and other compensation costs	538	—	(20)	518
Other restructuring charges	560	(65)	(183)	312
Total	6,901	$(2,978)	$(203)	$3,720

Other restructuring-related charges to be incurred	1,900
Total expected restructuring charges	$8,801

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

•                  Excess Inventory Write-Downs.  Inventory was written down by $3,073,000 to reflect its net realizable value for quantities on hand exceeding current and forecast order backlog requirements related to the curtailed seating product offerings.

•                  Severance and Other Compensation Costs.  The Company reduced its total workforce at the down-sized facility by 49 employees, or 37%, from December 31, 2002 levels.

The components of the restructuring, asset impairment and other related charges are as follows:

	Total	Amounts Incurred		Balance at December 31,
(In thousands)	Charges	Noncash	Cash	2003

Lease termination and other related charges	$3,876	$(591)	$(3,285)	$—
Excess inventory write-downs	3,073	(3,073)	—	—
Severance and other compensation costs	183	—	(183)	—
Total	$7,132	$(3,664)	$(3,468)	$—

The restructuring activities were completed during 2003.

Goodwill Impairment Charges

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability in June 2003 and found to be impaired.  As a result, $34,000,000 of goodwill associated with the reporting unit was written off and charged to operations during the three months ended June 30, 2003.

As described in Note 3, on March 14, 2003, the Company entered into a definitive agreement to sell its equity interests in the subsidiaries comprising its Specialty Avionics Group for $140,000,000 in cash.  Based upon the fair value of the group implied in the definitive agreement, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, the Company recorded a goodwill impairment charge of $7,500,000 during the three months ended March 31, 2003 to reduce the carrying value to estimated net realizable value.

Note 3.           Disposition of Specialty Avionics Group

On May 23, 2003, the Company consummated the sale of the subsidiaries comprising its Specialty Avionics Group for $140,000,000 in cash.  Based upon the fair value of the group implied in the definitive agreement which was signed during the first quarter of fiscal 2003, the Company determined that the carrying value of the group’s net assets was not fully recoverable.  As required by SFAS No. 142, the Company recorded a goodwill impairment charge of $7,500,000 during the first quarter of fiscal 2003 to reduce the carrying value to the estimated net realizable value established by the definitive agreement.  The Company recorded a modest gain on the sale, based on the actual financial position of the group on the date of sale.  As a result of the sale, the Specialty Avionics Group is presented as a discontinued operation in the accompanying consolidated financial statements.

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

The following tables summarize the results operations and cash flows of the Specialty Avionics Group for the two months and five months ended May 23, 2003, the date of sale.

	May 23, 2003
(In thousands)	Two Months	Five Months
	(Unaudited)
Revenues	$13,125	$36,595

Operating expenses:
Costs and expenses	11,136	30,128
Impairment of goodwill	—	7,500
Amortization of intangible assets	321	878
Total operating expenses	11,457	38,506

Income (loss) from operations	1,668	(1,911)

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	1,146	2,952
Debt obligations assumed by the buyer	68	270
Other expenses, net	52	153

Pre-tax income (loss)	402	(5,286)
Provision for income taxes	344	1,053

Income (loss) from operations	58	(6,339)
Gain on sale, net of tax	689	689

Net income (loss) from discontinued operations	$747	$(5,650)

(In thousands)	Five Months Ended May 23, 2003
(Unaudited)
Cash Flows Provided By (Used For):
Operating activities	$3,760
Investing activities	(902)
Financing activities	(649)
Net increase in cash and cash equivalents	(13)
Effect of foreign currency translation on cash	(2)
Net cash provided by discontinued operations	$2,194

Note 4.           Inventories

Inventories are comprised of the following as of June 30, 2004 and December 31, 2003:

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$28,483	$30,414
Work-in-process	15,216	6,817
Finished goods	1,860	1,693
Costs and estimated earnings in excess of billings on uncompleted contracts	6,755	4,057
Total inventories	$52,314	$42,981

Total costs and estimated earnings on all uncompleted contracts as of June 30, 2004 and December 31, 2004 are comprised of the following:

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Costs incurred on uncompleted contracts	$79,663	$71,824
Estimated earnings recognized	76,605	77,782
Total costs and estimated earnings	156,268	149,606
Less billings to date	(152,771)	(145,661)
Net	$3,497	$3,945

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$6,755	$4,057
Liability – Billings in excess of costs and estimated earnings (Note 6)	(3,258)	(112)
Net	$3,497	$3,945

Note 5.           Other Assets, Principally Intangibles

Other assets are comprised of the following as of June 30, 2004 and December 31, 2003:

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Identifiable intangible assets with finite useful lives	$23,630	$25,455
Deferred financing costs	10,231	11,812
Other non-amortizable assets	903	825
Total other assets	$34,764	$38,092

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of June 30, 2004 and December 31, 2003:

	June 30, 2004 (Unaudited)			December 31, 2003
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(6,965)	$15,307	$22,272	$(6,222)	$16,050
Engineering drawings	7,645	(2,540)	5,105	7,645	(2,286)	5,359
Other identifiable intangibles	11,345	(8,127)	3,218	11,345	(7,299)	4,046
Total identifiable intangibles	$41,262	$(17,632)	$23,630	$41,262	$(15,807)	$25,455

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2008 is as follows: 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; 2007 – $2,175,000; and 2008 – $2,171,000.

Note 6.           Accrued Liabilities

Accrued liabilities are comprised of the following as of June 30, 2004 and December 31, 2003:

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$4,700	$4,017
Billings in excess of costs and estimated earnings on uncompleted contracts	3,258	112
Accrued interest	6,439	4,969
Customer advances and deposits	2,439	3,147
Current portion of accrued product warranty obligations	2,164	2,064
Other accrued liabilities	4,387	3,581
Total accrued liabilities	$23,387	$17,890

Note 7.           Long-Term Debt

Long-term debt includes the following amounts as of June 30, 2004 and December 31, 2003:

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
First-lien credit facility:
Term debt	$80,521	$80,521
Revolving line of credit	15,050	—
Second-lien term debt	81,280	80,067
Capital lease obligations and other debt, secured by property and equipment	8,289	8,818
12% subordinated notes	100,000	100,000
Total long-term debt	285,140	269,406
Less current portion	(1,319)	(1,198)
Long-term debt, less current portion	$283,821	$268,208

A portion of the interest charged on the second-lien term debt is pay-in-kind or “accreted” interest, payable at maturity.  An additional $1,213,000 of pay-in-kind interest accreted to the initial principal balance of the term debt during the six months ended June 30, 2004 and $607,000 during the three months ended June 30, 2004.

As of June 30, 2004, the Company had irrevocable standby letters of credit in the amount of $318,000 issued and outstanding under the first-lien credit facility, which reduces borrowings available under the $24,000,000 revolving line of credit.

Subsequent to June 30, 2004, some of the holders of the 12% subordinated notes elected to exchange their notes for new 17% senior discount notes (Note 13).

Note 8.           Mandatorily Redeemable Preferred Stock

As more fully described in “Note 1—Changes in Accounting Principles,” the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as of January 1, 2004.

The table below summarizes the increase in mandatorily redeemable preferred stock during the six months ended June 30, 2004.

	DeCrane Aircraft 16% Preferred Stock				DeCrane Holdings 14% Preferred Stock
(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value	Total

Balance, December 31, 2003	432,919	$43,292	$(2,457)	$40,835	342,417	$71,402	$112,237
Preferred stock dividends	35,326	3,533	—	3,533	—	5,085	8,618
Redemption value accretion	—	—	234	234	—	—	234
Balance, June 30, 2004 (Unaudited)	468,245	$46,825	$(2,223)	$44,602	342,417	$76,487	$121,089

Per share liquidation value as of June 30, 2004 (Unaudited)		$100.00				$223.37

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

Subsequent to June 30, 2004, the Company amended the terms of both the 16% and 14% preferred stock to eliminate the dividends unless the Company achieves defined leverage ratios (Note 13).

Note 9.           Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle and the provisions for income tax benefit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Pre-tax income (loss) reported by:
Continuing operations	$(16,430)	$(48,304)	$(28,047)	$(55,502)
Discontinued operations	—	402	—	(5,286)
Consolidated pre-tax loss	$(16,430)	$(47,902)	$(28,047)	$(60,788)

Total provision for income taxes (benefit):
Income tax benefit based on pre-tax loss	$(4,619)	$(22,077)	$(7,143)	$(22,633)
Net deferred tax assets valuation allowance	4,649	13,056	7,203	13,056
Net provision for income taxes (benefit)	$30	$(9,021)	$60	$(9,577)

Allocation of total provision:
Continuing operations	$30	$(9,365)	$60	$(10,630)
Discontinued operations	—	344	—	1,053
Net provision for income taxes (benefit)	$30	$(9,021)	$60	$(9,577)

For the three months and six months ended June 30, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004 (Note 1).

For the three months and six months ended June 30, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges and DeCrane Aircraft’s 16% preferred stock dividends.

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

As required by SFAS No. 109, the Company evaluated its deferred tax assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it was not prudent to rely on future taxable income as the means to support the carrying value of the net deferred tax assets.  As a result of the evaluation, the Company recorded a $13,056,000 valuation allowance, eliminating the net deferred asset, as of June 30, 2003.

As more fully described in Note 11 to the audited financial statements included in the Company’s 2003 Form 10-K, the Company had a net deferred tax asset of $19,528,000 fully offset by a valuation allowance of the same amount as of December 31, 2003.  Based upon the results of operations for the six months ended June 30, 2004, the Company determined that an additional $7,203,000 valuation allowance was required as of that date, $4,649,000 of which is applicable to the three-month period.

Note 10.         Commitments and Contingencies

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

The tables below summarize selected financial data by business segment.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Revenues:
Cabin Management	$40,990	$29,635	$75,328	$60,255
Systems Integration	15,380	14,718	29,911	26,850
Inter-group elimination (1)	(1,553)	(240)	(1,825)	(1,092)
Consolidated totals	$54,817	$44,113	$103,414	$86,013

Adjusted EBITDA (as defined):
Cabin Management	$6,182	$4,310	$9,622	$8,860
Systems Integration	2,399	4,180	5,428	6,337
Corporate (2)	(1,113)	(1,395)	(2,206)	(3,507)
Inter-group elimination (3)	(2)	2	1	112
Consolidated totals	7,466	7,097	12,845	11,802
Reconciling items (4)	(23,926)	(45,289)	(40,952)	(76,088)
Net loss	$(16,460)	$(38,192)	$(28,107)	$(64,286)

(In thousands)	June 30, 2004	December 31, 2003
	(Unaudited)
Total assets (as of period end):
Cabin Management	$241,077	$224,116
Systems Integration	54,269	58,395
Corporate (5)	14,831	21,456
Inter-group elimination (6)	(11)	(91)
Consolidated totals	$310,166	$303,876

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

(4)                                  Adjusted EBITDA (as defined) excludes the following charges reflected in the Company’s financial statements which are prepared in accordance with generally accepted accounting principles:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Depreciation and amortization of long- lived assets (a)	$(2,277)	$(2,451)	$(4,603)	$(4,967)
Adjustment to reflect program costs as research and development expenses (b)	(1,481)	(3,278)	(3,097)	(4,851)
Restructuring, asset impairment and other related charges	(6,901)	(41,132)	(6,901)	(41,132)
Acquisition related charges not capitalized	(9)	(8)	(18)	(17)
Interest expense	(8,750)	(6,468)	(17,452)	(12,337)
Mandatorily redeemable preferred stock dividends	(4,387)	(1,657)	(8,618)	(3,254)
Other expenses, net	(91)	(407)	(203)	(746)
Provision for income (taxes) benefit	(30)	9,365	(60)	10,630
Income (loss) from discontinued operations	—	747	—	(5,650)
Cumulative effect of change in accounting principle	—	—	—	(13,764)
Total reconciling items	$(23,926)	$(45,289)	$(40,952)	$(76,088)

(a)                                  Reflects depreciation and amortization of long-lived assets but excludes amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Depreciation and amortization of long- lived assets	$2,277	$2,451	$4,603	$4,967
Amortization of deferred financing costs	791	680	1,581	1,375
Consolidated depreciation and amortization	$3,068	$3,131	$6,184	$6,342

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

Note 12.         Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% subordinated notes described in Note 7, the following condensed consolidating financial information is presented segregating DeCrane Aircraft, as the issuer, and the guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.  DeCrane Holdings is not a guarantor of the notes and is therefore reflected in the non-guarantor subsidiary column with DeCrane Aircraft’s non-guarantor subsidiaries.  DeCrane Aircraft’s non-guarantor subsidiaries are companies within the Specialty Avionics Group which was sold in May 2003 and is therefore classified as a component of discontinued operations.

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

(3)                                  Elimination of equity in earnings of subsidiaries.

Balance Sheets

	June 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$1,710	$652	$—	$—		$2,362
Accounts receivable, net	—	27,322	—	—		27,322
Inventories	—	52,314	—	—		52,314
Other current assets	88	1,088	—	—		1,176
Total current assets	1,798	81,376	—	—		83,174

Property and equipment, net	890	28,908	—	—		29,798
Other assets, principally goodwill	12,143	185,051	—	—		197,194
Investments in subsidiaries	79,245	—	(66,667)	(12,578	)(1)	—
Intercompany receivables	228,891	56,857	—	(285,748	)(2)	—
Total assets	$322,967	$352,192	$(66,667)	$(298,326)		$310,166

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$46	$1,273	$—	$—		$1,319
Other current liabilities	8,852	31,976	—	—		40,828
Total current liabilities	8,898	33,249	—	—		42,147

Long-term debt, less current portion	276,921	6,900	—	—		283,821
Mandatorily redeemable preferred stock	44,602	—	76,487	—		121,089
Intercompany payables	56,857	228,891	—	(285,748	)(2)	—
Other long-term liabilities	3,661	4,175	—	—		7,836

Stockholders’ equity (deficit):
Paid-in capital	111,682	151,492	61,515	(264,479	)(1)	60,210
Retained earnings (deficit)	(179,654)	(72,247)	(204,669)	251,901	(1)	(204,669)
Accumulated other comprehensive loss	—	(268)	—	—		(268)
Total stockholders’ equity (deficit)	(67,972)	78,977	(143,154)	(12,578)		(144,727)
Total liabilities and stockholders’ equity (deficit)	$322,967	$352,192	$(66,667)	$(298,326)		$310,166

	December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$6,540	$396	$—	$—		$6,936
Accounts receivable, net	—	21,455	—	—		21,455
Inventories	—	42,981	—	—		42,981
Other current assets	254	828	—	—		1,082
Total current assets	6,794	65,660	—	—		72,454

Property and equipment, net	1,047	29,853	—	—		30,900
Other assets, principally goodwill	13,615	186,907	—	—		200,522
Investments in subsidiaries	85,668	—	(44,913)	(40,755	)(1)	—
Intercompany receivables	261,631	100,642	—	(362,273	)(2)	—
Total assets	$368,755	$383,062	$(44,913)	$(403,028)		$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$11	$1,187	$—	$—		$1,198
Other current liabilities	8,532	24,820	—	—		33,352
Total current liabilities	8,543	26,007	—	—		34,550

Long-term debt, less current portion	260,654	7,554	—	—		268,208
Intercompany payables	100,642	261,631	—	(362,273	)(2)	—
Other long-term liabilities	2,994	2,470	—	—		5,464

Minority interest in preferred stock of subsidiary	40,835	—	—	—		40,835
Mandatorily redeemable 14% preferred stock	—	—	71,402	—		71,402

Stockholders’ equity (deficit):
Paid-in capital	111,719	151,492	60,247	(263,211	)(1)	60,247
Retained earnings (deficit)	(156,632)	(65,824)	(176,562)	222,456	(1)	(176,562)
Accumulated other comprehensive loss	—	(268)	—	—		(268)
Total stockholders’ equity	(44,913)	85,400	(116,315)	(40,755)		(116,583)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$368,755	$383,062	$(44,913)	$(403,028)		$303,876

Statements of Operations

	Six Months Ended June 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$103,414	$—	$—		$103,414
Cost of sales	—	84,156	—	—		84,156

Gross profit	—	19,258	—	—		19,258

Operating and other expenses (income):
Selling, general and administrative expenses	2,422	12,603	—	—		15,025
Research and development expenses	—	4,182	—	—		4,182
Amortization of intangible assets	—	1,825	—	—		1,825
Interest expense	17,091	361	—	—		17,452
Mandatorily redeemable preferred stock dividends	3,533	—	5,085	—		8,618
Intercompany charges	(10,879)	10,879	—	—		—
Equity in loss of subsidiaries	6,423	—	23,022	(29,445	)(3)	—
Other expenses (income), net	214	(11)	—	—		203
Provision for income taxes (benefit)	4,218	(4,158)	—	—		60

Net loss	$(23,022)	$(6,423)	$(28,107)	$29,445		$(28,107)

	Six Months Ended June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$86,013	$—	$—		$86,013
Cost of sales	—	67,592	—	—		67,592

Gross profit	—	18,421	—	—		18,421

Operating and other expenses (income):
Selling, general and administrative expenses	4,904	12,005	—	—		16,909
Research and development expenses	—	4,851	—	—		4,851
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	1,826	—	—		1,826
Interest expense	12,116	221	—	—		12,337
Mandatorily redeemable preferred stock dividends	—	—	3,254	—		3,254
Intercompany charges	(11,575)	11,575	—	—		—
Equity in loss of subsidiaries	46,968	218	61,032	(108,218	)(3)	—
Other expenses, net	586	160	—	—		746
Provision for income taxes (benefit)	8,033	(18,663)	—	—		(10,630)
Loss from discontinued operations	—	5,432	218	—		5,650
Cumulative effect of change in accounting principle	—	13,764	—	—		13,764

Net loss	$(61,032)	$(46,968)	$(64,504)	$108,218		$(64,286)

Statements of Cash Flows

	Six Months Ended June 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(23,022)	$(6,423)	$(28,107)	$29,445		$(28,107)
Noncash adjustments:
Equity in loss of subsidiaries	6,423	—	23,022	(29,445	)(3)	—
Other noncash adjustments	6,717	7,412	5,085	—		19,214
Changes in working capital	(9,992)	1,592	—	—		(8,400)
Net cash provided by (used for) operating activities	(19,874)	2,581	—	—		(17,293)

Cash flows from investing activities:
Capital expenditures	—	(1,767)	—	—		(1,767)
Net cash used for investing activities	—	(1,767)	—	—		(1,767)

Cash flows from financing activities:
Net revolving line of credit borrowings	15,050	—	—	—		15,050
Other secured long-term borrowings	—	46	—	—		46
Other secured long-term debt repayments	(6)	(604)	—	—		(610)
Net cash provided by (used for) financing activities	15,044	(558)	—	—		14,486

Net increase (decrease) in cash and equivalents	(4,830)	256	—	—		(4,574)
Cash and equivalents at beginning of period	6,540	396	—	—		6,936

Cash and equivalents at end of period	$1,710	$652	$—	$—		$2,362

	Six Months Ended June 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(61,032)	$(46,968)	$(64,504)	$108,218	(3)	$(64,286)
Noncash adjustments:
Cumulative effect of change in accounting principle	—	13,764	—	—		13,764
Loss from discontinued operations	—	5,432	218	—		5,650
Equity in loss of subsidiaries	46,968	218	61,032	(108,218	)(3)	—
Other noncash adjustments	(21,973)	54,615	3,254	—		35,896
Changes in working capital	15,765	(26,731)	—	—		(10,966)
Net cash used for operating activities	(20,272)	330	—	—		(19,942)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	132,800	—	—	—		132,800
Capital expenditures	(26)	(1,976)	—	—		(2,002)
Cash paid for acquisitions, net of cash acquired	(600)	—	—	—		(600)
Net cash provided by (used for) investing activities	132,174	(1,976)	—	—		130,198

Cash flows from financing activities:
Net revolving line of credit borrowings	9,250	—	—	—		9,250
First-lien term debt repayments	(129,275)	—	—	—		(129,275)
Other secured long-term debt repayments	(649)	(524)	—	—		(1,173)
Net cash provided by (used for) financing activities	(120,674)	(524)	—	—		(121,198)

Net cash provided by discontinued operations	—	2,194	—	—		2,194

Net increase (decrease) in cash and equivalents	(8,772)	24	—	—		(8,748)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421

Cash and equivalents at end of period	$3,571	$102	$—	$—		$3,673

Note 13.         Subsequent Event

On July 23, 2004, holders of $64,485,000 of DeCrane Aircraft’s 12% senior subordinated notes due September 30, 2008 (the “existing notes”) exchanged their notes for new 17% senior discount notes due September 30, 2008 (the “new notes”).  The new notes do not bear cash interest and have an initial accreted value equal to the principal amount of the notes exchanged.  The new notes accrete in value at a 17% annual rate and will have a $127,771,000 aggregate accreted principal value at maturity.  The new notes are senior unsecured obligations of DeCrane Aircraft and are guaranteed by its subsidiaries.  Except for the changes in the interest rate and payment and ranking described above, the new notes have terms substantially identical to those contained in the existing notes, although covenants limiting the incurrence of indebtedness, the granting of liens and the making of restricted payments are more restrictive.

Concurrent with the note exchange, DeCrane Aircraft amended the terms of its 16% senior preferred stock and DeCrane Holdings also amended the terms of its 14% preferred stock as well.  The amended terms provide that further dividends do not accrue on the preferred stock, except if a leverage ratio (as defined) falls below certain specified levels or if certain triggering events occur, such as failure to discharge any mandatory redemption obligations, and the like.  Depending upon the future leverage ratio achieved, dividends will resume at various dividend rates.  All dividends accrued through the amendment date and future dividends, if any, are not payable until redemption.  The amendment for the 16% preferred stock accelerates the mandatory redemption date from March 31, 2009 to December 31, 2008 while the September 30, 2009 mandatory redemption date for the 14% preferred stock remained unchanged.  The amendment to the 16% preferred stock also adds several restrictive covenants.  The holders of the 16% preferred stock were issued 348,945 shares of DeCrane Holdings common stock in connection with the amendment.

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

Changes in Accounting Principles

Adoption of SFAS No. 150.  Effective January 1, 2004, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 requires classification of financial instruments within its scope as a liability, including financial instruments issued in the form of shares that are mandatorily redeemable, because those financial instruments are deemed to be, in essence, obligations of the issuer.  As a result of adopting SFAS No. 150 on January 1, 2004, all mandatorily redeemable preferred stock was reclassified as a liability and all quarterly dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, DeCrane Holdings’ 14% preferred stock dividends were deducted in arriving at the net income or loss applicable to our common stockholders; DeCrane Aircraft’s 16% preferred stock dividends were charged against pre-tax income as minority interest in preferred stock of subsidiary.

The following table summarizes the results of operations for the three months and six months ended June 30, 2003 as if SFAS No. 150 had been in effect as of the beginning of 2003.

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
(In millions)	As Reported	Pro Forma	As Reported	Pro Forma

Loss from continuing operations	$(39.0)	$(41.3)	$(44.9)	$(49.3)
Net loss	(38.2)	(40.5)	(64.3)	(68.7)

The pro forma data reflects DeCrane Holdings 14% preferred stock dividends of $2.3 million for the three months ended June 30, 2003 and $4.4 million for the six months ended June 30, 2003 as charges against income during the periods.

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

This change in accounting policy was made after concluding the 2003 fiscal year but was applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements rather than classified as a component of inventory cost.  We have restated the results of operations by charging previously inventoried costs totaling $3.3 million and $4.9 million for the three months and six months ended June 30, 2003, respectively, to research and development expense and recording a $13.8 million charge as of January 1, 2003 to reflect the cumulative effect of the change in accounting principle.

Restructuring, Asset Impairment and Other Related Charges

Our results of operations for 2003 and 2004 have been affected by restructuring, impairment and other related charges pertaining to a series of restructuring activities.  These charges, which affect the comparability of our reported results of operations between periods, are more fully described in “—Restructuring, Asset Impairment and Other Related Charges” below.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Revenues.  Revenues increased $10.7 million, or 24.3%, to $54.8 million for the three months ended June 30, 2004 from $44.1 million for the three months ended June 30, 2003.  By segment, revenues changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$11.4	38.3%
Systems Integration	0.7	4.5
Increase in inter-group elimination	(1.4)
Total	$10.7

Cabin Management.  Revenues increased by $11.4 million, or 38.3% compared to the prior year due to a higher volume of corporate jet production by aircraft manufacturers.  The increase consisted of the following:

•                  a $10.8 million increase in aircraft furniture and related products revenues;

•                  a $1.1 million increase in cabin management and entertainment systems revenues; and

•                  a $0.3 million increase in seating products revenues; offset by

•                  a $0.8 million decrease in other product and services revenues.

Systems Integration.  Revenues increased by $0.7 million, or 4.5% compared to the prior year, due to:

•                  a $2.5 million increase in completion and service center revenues; and

•                  a $1.0 million increase in commercial aircraft systems integration engineering services; offset by

•                  a $2.8 million decrease resulting from lower production of auxiliary fuel systems pursuant to our supply contract with Boeing Business Jet.

BBJ has exercised its option to convert the supply contract to a “requirements” contract, from a guaranteed “take-or-pay” contract, commencing January 1, 2005.  Production under the “take-or-pay” portion of the contract for 2004 was completed during the second quarter of fiscal 2004 and no new orders have been placed pursuant to the new “requirements” contract.  Based upon the number of auxiliary fuel systems BBJ has in its inventory, we believe we may not receive any orders for additional systems until late in fiscal 2005.  During the three months ended June 30, 2004, auxiliary fuel systems revenues were $3.3 million compared to $6.1 million for the same period last year.

Gross profit.  Gross profit increased $2.1 million, or 38.9%, to $7.5 million for the three months ended June 30, 2004 from $5.4 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$8.5	121.9%
Systems Integration	(6.4)	(121.4)
Total	$2.1

Cabin Management.  Gross profit increased by $8.5 million compared to the prior year, primarily due to:

•                  a $5.8 million decrease in restructuring charges incurred in 2004 compared to those incurred during the same period in 2003 related to our furniture and seating operations;

•                  a $2.4 million increase related to higher volume in aircraft furniture and related products revenues; and

•                  a $0.6 million increase in gross profit related to higher volume for our cabin management and entertainment systems; offset by

•                  a $0.3 million decrease in gross profit related to other products.

Systems Integration.  Gross profit decreased by $6.4 million, or 121.4% compared to the prior year, primarily due to:

•                  $5.3 million of restructuring charges incurred in 2004 related to the reorganization of our manufacturing operations; and

•                  a $1.6 million decrease resulting from lower revenues from auxiliary fuel systems and a change in product delivery mix; offset by

•                  a $0.5 million increase resulting from the increase in commercial aircraft systems integration engineering services revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $0.8 million, or 11.6%, to $7.8 million for the three months ended June 30, 2004, from $7.0 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$0.5	13.1%
Systems Integration	0.6	47.6
Corporate	(0.3)
Total	$0.8

Cabin Management.  SG&A expenses increased by $0.5 million, or 13.1% compared to the prior year, primarily as a result of restructuring charges.

Systems Integration.  SG&A expenses increased by $0.6 million, or 47.6% compared to the prior year, primarily as a result of higher sales and marketing activities associated with the aircraft completion portion of our business.

Corporate.  SG&A expenses decreased by $0.3 million compared to the prior year due principally to lower costs pursuant to the incentive compensation plan.

Research and development expenses.  Research and development expenses decreased $1.3 million, or 38.9%, to $2.0 million for the three months ended June 30, 2004 compared to $3.3 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(1.8)	(60.5)%
Systems Integration	0.5	219.8
Total	$(1.3)

Cabin Management.  R&D expenses decreased $1.8 million, or 60.5% compared to the prior year.  The decrease is primarily related to the near completed development of our new single-design seat technology and design of new interior furnishing components for a major customer’s recently introduced new model of aircraft.

Systems Integration.  R&D expenses increased $0.5 million, or 219.8% compared to the prior year.  The increase is principally due to the ongoing development of our video surveillance system for different models of commercial aircraft and a design modification to an existing product.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.2 million to $2.3 million for the three months ended June 30, 2004 from $2.5 million for the same period in the prior year.  The decline is attributable to reduced capital expenditures and a lower depreciable base.  Depreciation and amortization changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.1)	(6.4)%
Selling, general and administrative expense	(0.1)	(20.2)
Amortization of intangible assets	0.0
Total	$(0.2)

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

Cabin Management.  Adjusted EBITDA increased by $1.9 million, or 43.5%, to $6.2 million for the three months ended June 30, 2004 compared to $4.3 million for the same period in the prior year primarily due to:

•                  a $2.4 million increase in gross profit related to our business, VIP and head-of-state aircraft furniture and seating operations, excluding the effect of restructuring charges;

•                  a $0.6 million increase in gross profit related to our cabin management and entertainment systems;

•                  a $1.8 million decrease in research and development spending; offset by

•                  a $2.4 million unfavorable impact resulting from adjusting for program costs;

•                  a $0.3 million decrease in gross profit related to other products; and

•                  a $0.2 million increase in SG&A spending.

Systems Integration.  Adjusted EBITDA decreased by $1.8 million, or 42.6%, to $2.4 million for the three months ended June 30, 2004 compared to $4.2 million for the same period in the prior year due to:

•                  a $1.2 million decline in gross profit, excluding the effect of restructuring charges; and

•                  a $0.6 million increase in SG&A spending.

Impairment of goodwill. During the three months ended June 30, 2003, a $34.0 million charge was recorded to reflect the impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See “—Restructuring, Asset Impairment and Other Related Charges.”

Operating income (loss).  The operating loss decreased $36.6 million, or 91.9%, to a loss of $3.2 million for the three months ended June 30, 2004, from a loss of $39.8 million for the same period in the prior year.  By segment, the operating loss changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(43.8)	(105.8)%
Systems Integration	7.6	234.5
Corporate	(0.4)
Total	$(36.6)

Cabin Management.  The operating loss decreased by $43.8 million, or 105.8% compared to the prior year, due to:

•                  a $34.0 million decrease in impairment charges;

•                  a $5.5 million decrease in restructuring charges incurred in 2004 as compared to 2003;

•                  a $2.4 million increase in gross profit, primarily due to lower revenues related to our furniture and seating operations;

•                  a $0.6 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $1.8 million decrease in research and development expenses; offset by

•                  a $0.3 million decrease in gross profit related to other products; and

•                  a $0.2 million increase in SG&A spending.

Systems Integration.  The operating loss increased by $7.6 million, or 234.5% compared to the prior year, due to:

•                  $5.3 million of restructuring charges incurred in 2004;

•                  a $0.6 million increase in SG&A spending;

•                  a $1.1 million decrease resulting from reduced gross profit on lower revenues; and

•                  a $0.6 million increase in research and development expenses.

Interest expense.  Interest expense increased $2.3 million, or 35.3%, to $8.8 million for the three months ended June 30, 2004 compared to $6.5 million for the same period in the prior year.  The increase is attributable to:

•                  $3.0 million of additional interest expense attributable to $80.0 million of second-lien term debt issued in December 2003; and

•                  a $0.3 million increase in other interest expense; offset by

•                  a $1.0 million decrease in our first-lien interest expense due to lower principal balances outstanding resulting from the partial refinancing with second-lien debt in December, offset, in part, by a 1.5% increase in interest rate margins charged by our lenders based on our consolidated debt leverage ratio.

Mandatorily redeemable preferred stock dividends.  Mandatorily redeemable preferred stock dividends increased $2.7 million to $4.4 million for the three months ended June 30, 2004 from $1.7 million for the same period in the prior year as follows:

	Three Months Ended June 30,
(In millions)	2004	2003

DeCrane Holdings 14% preferred stock	$2.6	$—
DeCrane Aircraft 16% preferred stock	1.8	1.7
Total dividends	$4.4	$1.7

As more fully described in “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting of SFAS No. 150, the 14% quarterly preferred stock dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, the 14% preferred stock dividends were deducted in arriving at the net income or loss applicable to DeCrane Holdings’ common stockholders and amounted to $2.3 million for the three months ended June 30, 2003; DeCrane Aircraft’s 16% preferred stock dividends totaled $1.7 million and were charged against pre-tax income as minority interest in preferred stock of subsidiary.  The increase between periods is attributable to the quarterly compounding of the dividends accrued but not declared and paid.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Three Months Ended June 30,
(In millions)	2004	2003

Income tax (benefit) based on reported pre-tax loss	$(4.6)	$(22.5)
Net deferred tax asset valuation allowance	4.6	13.1
Net income tax benefit	$—	$(9.4)

For the three months ended June 30, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges and DeCrane Aircraft’s 16% preferred stock dividends.

For the three months ended June 30, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004 described above.

As of June 30, 2003, there were net deferred tax assets of $12.8 million, prior to recording the valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated the deferred tax assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future taxable income as the means to support the carrying value of the net deferred tax assets.  As a result of the evaluation, we recorded a $13.1 million valuation allowance, eliminating the net deferred asset, as of June 30, 2003.

As more fully described in Note 11 to the audited financial statements included in the Company’s 2003 Form 10-K, there were net deferred tax asset of $19.5 million fully offset by a valuation allowance of the same amount as of December 31, 2003.  Based upon the results of operations for the six months ended June 30, 2004, we determined that an additional $7.2 million valuation allowance was required as of that date, $4.6 million of which is applicable to the three-month period.

Loss from continuing operations.  The loss from continuing operations decreased $22.4 million to a loss of $16.5 million for the three months ended June 30, 2004 compared to a loss of $38.9 million for the same period in the prior year, primarily due to:

•                  a $36.6 million operating loss decrease; offset by

•                  a $2.1 million increase in interest and other expenses (net);

•                  a $9.4 million decrease in income tax benefit; and

•                  a $2.7 million increase in preferred stock dividends, principally resulting from the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as described above.

Income from discontinued operations.  Income from discontinued operations was $0.7 million for the three months ended June 30, 2003 and reflects the results of operations of our Specialty Avionics Group which was sold on May 22, 2003.

Net loss.  Net loss decreased $21.7 million to a net loss of $16.5 million for the three months ended June 30, 2004 compared to a net loss of $38.2 million for the same period in the prior year.  The decrease is attributable to:

•                  a decrease in loss from continuing operations of $22.4 million; offset by

•                  a decrease in the income from discontinued operations of $0.7 million.

Net loss applicable to common stockholders.  Net loss applicable our common stockholders decreased $23.9 million to a net loss of $16.5 million for the three months ended June 30, 2004 compared to a net loss of $40.4 million for the same period in the prior year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $21.7 million decrease in our net loss; and

•                  a $2.2 million decrease in preferred stock dividends resulting from the January 1, 2004 adoption of SFAS No. 150 which requires preferred stock dividends be deducted from the net income or loss for the period.

Bookings and Backlog.  Bookings decreased $1.4 million, or 2.8%, to $50.5 million for the three months ended June 30, 2004 compared to $51.9 million for the same period in the prior year.  Backlog increased $15.2 million to $73.2 million as of June 30, 2004 compared to $58.0 million as of December 31, 2003.  By segment, bookings and backlog changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Bookings:
Cabin Management	$16.9	63.9%
Systems Integration	(18.3)	(71.8)
Total	$(1.4)

Backlog:
Cabin Management	$14.1	41.7%
Systems Integration	1.1	4.5
Total	$15.2

Cabin Management’s bookings and backlog increased as a result of the increase in our customer’s aircraft production schedules during the period.  Systems Integration’s bookings decrease resulted from a $24.0 million decrease in orders for auxiliary fuel systems offset by an increase in bookings for other products and services.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Revenues.  Revenues increased $17.4 million, or 20.2%, to $103.4 million for the six months ended June 30, 2004 from $86.0 million for the three months ended June 30, 2003.  By segment, revenues changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$15.1	25.0%
Systems Integration	3.1	11.4
Increase in inter-group elimination	(0.8)
Total	$17.4

Cabin Management.  Revenues increased by $15.1 million, or 25.0% compared to the prior year due to a higher volume of corporate jet production by aircraft manufacturers.  The increase consisted of the following:

•                  an $11.9 million increase in aircraft furniture and related products revenues;

•                  a $2.3 million increase in cabin management and entertainment systems revenues; and

•                  a $1.7 million increase in seating products revenues; offset by

•                  a $0.8 million decrease in other product and services revenues.

Systems Integration.  Revenues increased by $3.1 million, or 11.4% compared to the prior year, due to:

•                  a $3.3 million increase in completion and service center revenues; and

•                  a $2.0 million increase in commercial aircraft systems integration engineering services; offset by

•                  a $2.2 million decrease resulting from lower production of auxiliary fuel systems pursuant to our supply contract with Boeing Business Jet.

BBJ has exercised its option to convert the supply contract to a “requirements” contract, from a guaranteed “take-or-pay” contract, commencing January 1, 2005.  Production under the “take-or-pay” portion of the contract for 2004 is complete and no new orders have been placed pursuant to the new “requirements” contract.  Based upon the number of auxiliary fuel systems BBJ has in its inventory, we believe we may not receive any orders for additional systems until late in fiscal 2005.  During the six months ended June 30, 2004, auxiliary fuel systems revenues were $11.8 million compared to $14.0 million for the same period last year.  During the year ended December 31, 2003, BBJ auxiliary fuel systems provided approximately $26.4 million, or 15.5%, of our consolidated revenues.

Gross profit.  Gross profit increased $0.8 million, or 4.5%, to $19.2 million for the six months ended June 30, 2004 from $18.4 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$7.8	101.6%
Systems Integration	(7.0)	(65.6)
Total	$0.8

Cabin Management.  Gross profit increased by $7.8 million, or 101.6% compared to the prior year, primarily due to:

•                  a $5.8 million decrease in restructuring charges incurred in 2004 compared to those incurred during the same period in 2003 related to our furniture and seating operations;

•                  a $0.9 million increase related to higher volume in aircraft furniture and related products revenues; and

•                  a $1.4 million increase in gross profit related to higher volume for our cabin management and entertainment systems; offset by

•                  a $0.3 million decrease in gross profit related to other products.

Systems Integration.  Gross profit decreased by $7.0 million, or 65.6% compared to the prior year, primarily due to:

•                  $5.3 million of restructuring charges incurred in 2004 related to the reorganization of our manufacturing operations;

•                  a $1.3 million decrease resulting from reduced auxiliary fuel system revenues; and

•                  a $1.0 million decrease resulting from the change in product delivery mix; offset by

•                  a $0.6 million increase resulting from the increase in commercial aircraft systems integration engineering services revenues.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.9 million, or 11.1%, to $15.0 million for the six months ended June 30, 2004, from $16.9 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$0.3	4.1%
Systems Integration	(0.8)	(16.0)
Corporate	(1.4)
Total	$(1.9)

Cabin Management.  SG&A expenses increased by $0.3 million, or 4.1% compared to the prior year, primarily as a result of restructuring charges.

Systems Integration.  SG&A expenses decreased by $0.8 million, or 16.0% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions as well as other cost reduction efforts offset by an increase in sales and marketing activities associated with the aircraft completion portion of our business.

Corporate.  SG&A expenses decreased by $1.4 million compared to the prior year due principally to lower costs pursuant to the incentive compensation plan.

Research and development expenses.  Research and development expenses decreased $0.7 million, or 13.8%, to $4.2 million for the six months ended June 30, 2004 compared to $4.9 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(1.6)	35.8%
Systems Integration	0.9	271.8
Total	$(0.7)

Cabin Management.  R&D expenses decreased $1.6 million, or 35.8% compared to the prior year.  The increase is primarily related to the near completed development of our new single-design seat technology and design of new interior furnishing components for a major customer’s recently introduced new model of aircraft.

Systems Integration.  R&D expenses increased $0.9 million, or 271.8% compared to the prior year.  The increase is principally due to the ongoing development of our video surveillance system for different models of commercial aircraft and a design modification to an existing product.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.4 million to $4.6 million for the six months ended June 30, 2004 from $5.0 million for the same period in the prior year.  The decline is attributable to reduced capital expenditures and a lower depreciable base.  Depreciation and amortization changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.2)	(6.7)%
Selling, general and administrative expense	(0.2)	(20.3)
Amortization of intangible assets	0.0
Total	$(0.4)

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

Cabin Management.  Adjusted EBITDA increased by $0.7 million, or 8.6%, to $9.6 million for the six months ended June 30, 2004 compared to $8.9 million for the same period in the prior year primarily due to:

•                  a $0.9 million increase in gross profit related to our business, VIP and head-of-state aircraft furniture and seating operations, excluding the effect of restructuring charges;

•                  a $1.4 million increase in gross profit related to our cabin management and entertainment systems;

•                  a $1.6 million decrease in research and development spending; offset by

•                  a $2.8 million unfavorable impact resulting from adjusting for program costs;

•                  a $0.3 million decrease in gross profit related to other products; and

•                  a $0.1 million increase in SG&A spending.

Systems Integration.  Adjusted EBITDA decreased by $0.9 million, or 14.4%, to $5.4 million for the six months ended June 30, 2004 compared to $6.3 million for the same period in the prior year due to:

•                  a $1.7 million decline in gross profit, excluding the effect of restructuring charges; offset by

•                  a $0.8 million decrease in SG&A spending.

Impairment of goodwill. During the six months ended June 30, 2003, a $34.0 million charge was recorded to reflect the impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See “—Restructuring, Asset Impairment and Other Related Charges.”

Operating income (loss).  The operating loss decreased $37.4 million, or 95.5%, to a loss of $1.8 million for the six months ended June 30, 2004, from a loss of $39.2 million for the same period in the prior year.  By segment, the operating loss changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(43.1)	(107.8)%
Systems Integration	7.1	153.8
Corporate	(1.4)
Total	$(37.4)

Cabin Management.  The operating loss decreased by $43.1 million, or 107.8% compared to the prior year, due to:

•                  a $34.0 million decrease in impairment charges;

•                  a $5.5 million decrease in restructuring charges incurred in 2004 as compared to 2003;

•                  a $0.9 million increase in gross profit, primarily due to lower revenues related to our furniture and seating operations;

•                  a $1.6 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  an $1.6 million decrease in research and development expenses; offset by

•                  a $0.3 million decrease in gross profit related to other products; and

•                  a $0.2 million increase in SG&A spending.

Systems Integration.  The operating loss increased by $7.1 million, or 153.8% compared to the prior year, due to:

•                  $5.3 million of restructuring charges incurred in 2004;

•                  a $3.2 million decrease resulting from reduced gross profit on lower revenues; and

•                  a $0.9 million increase in research and development expenses; offset by

•                  a net $1.5 million increase resulting from the conversion of a major customer supply contract to a requirements-only contract;

•                  a $0.8 million decrease in SG&A spending.

Interest expense.  Interest expense increased $5.2 million, or 41.5%, to $17.5 million for the six months ended June 30, 2004 compared to $12.3 million for the same period in the prior year.  The increase is attributable to:

•                  $5.9 million of additional interest expense attributable to $80.0 million of second-lien term debt issued in December 2003; and

•                  a $0.6 million increase in other interest expense; offset by

•                  a $1.3 million decrease in our first-lien interest expense due to lower principal balances outstanding resulting from the partial refinancing with second-lien debt in December, offset, in part, by a 1.5% increase in interest rate margins charged by our lenders based on our consolidated debt leverage ratio.

Mandatorily redeemable preferred stock dividends.  Mandatorily redeemable preferred stock dividends increased $5.3 million to $8.6 million for the six months ended June 30, 2004 from $3.3 million for the same period in the prior year as follows:

	Six Months Ended June 30,
(In millions)	2004	2003

DeCrane Holdings 14% preferred stock	$5.1	$—
DeCrane Aircraft 16% preferred stock	3.5	3.3
Net income tax benefit	$8.6	$3.3

As more fully described in “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting of SFAS No. 150, the 14% quarterly preferred stock dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, the 14% preferred stock dividends were deducted in arriving at the net income or loss applicable to DeCrane Holdings’ common stockholders and amounted to $4.4 million for the six months ended June 30, 2003; DeCrane Aircraft’s 16% preferred stock dividends totaled $3.3 million and were charged against pre-tax income as minority interest in preferred stock of subsidiary.  The increase between periods is attributable to the quarterly compounding of the dividends accrued but not declared and paid.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Six Months Ended June 30,
(In millions)	2004	2003

Income tax (benefit) based on reported pre-tax loss	$(7.1)	$(23.7)
Net deferred tax asset valuation allowance	7.2	13.1
Net provision for income tax (benefit)	$0.1	$(10.6)

For the six months ended June 30, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges and DeCrane Aircraft’s 16% preferred stock dividends.

For the six months ended June 30, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004 described above.

As of June 30, 2003, there were net deferred tax assets of $12.8 million, prior to recording the valuation allowance in June 2003, as opposed to net deferred tax liabilities in prior periods.  The change to a net asset position was primarily caused by the $34.0 million goodwill impairment charge recorded during the second quarter of fiscal 2003.  SFAS No. 109, “Accounting for Income Taxes,” requires the recognition of a deferred tax asset for the future income tax benefit of the goodwill deductions that will be taken for income tax purposes (i.e. the goodwill that has been written off in the financial statements for book purposes will continue to be amortized and deducted for tax purposes and accordingly represents a new deferred tax asset).

As required by SFAS No. 109, we evaluated the deferred tax assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and we do not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, we believe it was not prudent to rely on future taxable income as the means to support the carrying value of the net deferred tax assets.  As a result of the evaluation, we recorded a $13.1 million valuation allowance, eliminating the net deferred asset, as of June 30, 2003.

As more fully described in Note 11 to the audited financial statements included in the Company’s 2003 Form 10-K, there were net deferred tax asset of $19.5 million fully offset by a valuation allowance of the same amount as of December 31, 2003.  Based upon the results of operations for the six months ended June 30, 2004, we determined that an additional $7.2 million valuation allowance was required as of that date.

Loss from continuing operations.  The loss from continuing operations decreased $16.8 million to a loss of $28.1 million for the six months ended June 30, 2004 compared to a loss of $44.9 million for the same period in the prior year, primarily due to:

•                  a $37.4 million operating loss decrease; offset by

•                  a $4.6 million increase in interest and other expenses (net);

•                  a $10.7 million decrease in income tax benefit; and

•                  a $5.3 million increase in preferred stock dividends, principally resulting from the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as described above.

Loss from discontinued operations.  Loss from discontinued operations was $5.6 million for the six months ended June 30, 2003 and reflects the results of operations of our Specialty Avionics Group which was sold on May 22, 2003.

Cumulative effect of change in accounting principle.  As more fully described in “—Changes in Accounting Principles” above, the $13.8 million charge during the six months ended June 30, 2003 was to reflect the cumulative effect of the change in accounting for product development costs.

Net loss.  Net loss decreased $36.2 million to a net loss of $28.1 million for the six months ended June 30, 2004 compared to a net loss of $64.3 million for the same period in the prior year.  The decrease is attributable to:

•                  an increase in loss from continuing operations of $16.8 million;

•                  a net decrease in cumulative effect of change in accounting principles of $13.8 million; and

•                  a decrease in the loss from discontinued operations of $5.6 million.

Net loss applicable to common stockholders.  Net loss applicable our common stockholders decreased $40.6 million to a net loss of $28.1 million for the six months ended June 30, 2004 compared to a net loss of $68.7 million for the same period in the prior year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $36.2 million decrease in our net loss; and

•                  a $4.4 million decrease in preferred stock dividends resulting from the January 1, 2004 adoption of SFAS No. 150 which requires preferred stock dividends be deducted from the net income or loss for the period.

Bookings.  Bookings increased $25.3 million, or 27.2%, to $118.6 million for the six months ended June 30, 2004 compared to $93.3 million for the same period in the prior year.  By segment, bookings changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$25.7	41.9%
Systems Integration	(0.4)
Total	$25.3

Cabin Management’s bookings increased as a result of the increase in our customer’s aircraft production schedules during the period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2004	2003	2004	2003

Nature of charges:
Operational Realignment and Facilities Restructuring	$6.9	$—	$6.9	$—
Seating Product Line and Furniture Manufacturing Facilities Restructuring	—	7.1	—	7.1
Goodwill impairment charges	—	34.0	—	41.5
Total pre-tax charges	$6.9	$41.1	$6.9	$48.6

Business segment recording the charges:
Cabin Management	$1.6	$41.1	$1.6	$41.1
Systems Integration	5.3	—	5.3	—
Total charged to continuing operations	6.9	41.1	6.9	41.1
Specialty Avionics (discontinued operations)	—	—	—	7.5
Total pre-tax charges	$6.9	$41.1	$6.9	$48.6

Charged to operations:
Cost of sales	$6.1	$6.5	$6.1	$6.5
Selling, general and administrative expenses	0.8	0.6	0.8	0.6
Impairment of goodwill	—	34.0	—	34.0
Total charged to continuing operations	6.9	41.1	6.9	41.1
Charged to discontinued operations	—	—	—	7.5
Total pre-tax charges	$6.9	$41.1	$6.9	$48.6

Components of charges:
Noncash charges	$3.0	$37.6	$3.0	$37.6
Cash charges	3.9	3.5	3.9	3.5
Total charged to continuing operations	6.9	41.1	6.9	41.1
Charged to discontinued operations	—	—	—	7.5
Total pre-tax charges	$6.9	$41.1	$6.9	$48.6

Operational Realignment and Facilities Restructuring

During the second quarter of fiscal 2004, we adopted plans to restructure the operations of our Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In connection with these actions, we recorded pre-tax charges to operations totaling $6.9 million during the second quarter of fiscal 2004, of which $3.0 million were noncash charges.

The charges are comprised of the write-down of surplus inventory, lease termination and related charges, and severance and other compensation costs.  We also expect to incur additional restructuring-related expenses of approximately $1.9 million during the last half of fiscal 2004 to complete the restructuring plans.  These expenses, which are primarily relocation and travel costs, will be expensed as incurred.  Future cash payments, which will aggregate approximately $5.6 million, will be funded from existing cash balances and internally generated cash from operations.

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

Goodwill Impairment Charges

As a result of the continuing weakness in the business, VIP and head-of-state aircraft market and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability in June 2003 and found to be impaired.  As a result, $34.0 million of goodwill associated with the reporting unit was written off and charged to operations during the three months ended June 30, 2003.

On March 14, 2003, we entered into a definitive agreement to sell our equity interests in the subsidiaries comprising the Specialty Avionics Group for $140.0 million in cash.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, we recorded a goodwill impairment charge of $7.5 million during the three months ended March 31, 2003 to reduce the carrying value to estimated net realizable value.

Liquidity and Capital Resources

We are a holding company and have no direct material operations.  Our only asset is our ownership of all of the common stock of DeCrane Aircraft, and our only material liability is our guarantee of the DeCrane Aircraft first-lien credit facility and second-lien term debt.  Our principal liquidity needs are for income taxes and the payment of cash dividends on our preferred stock, if declared.

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

Cash Flows During the Six Months Ended June 30, 2004

Net cash used for operating activities was $17.3 million for the six months ended June 30, 2004 and consisted of $8.9 million of cash used by operations after adding back depreciation, amortization, preferred stock dividends, noncash restructuring charges, interest accretion and other noncash items, $10.8 million used for working capital and a $2.4 million increase in other liabilities.  The following factors contributed to the $10.8 million working capital increase:

•                  a $5.8 million increase in accounts receivables due to higher revenues;

•                  a $12.1 million increase in inventory commensurate with higher revenues and order backlog; and

•                  a $0.2 million net increase in other working capital items; offset by

•                  a $7.3 million increase in accounts payable and accrued expenses.

Net cash used for investing activities consisted of capital expenditures of $1.8 million for the six months ended June 30, 2004.  We anticipate spending approximately $3.0 to $5.0 million for capital expenditures in 2004.

Net cash provided by financing activities was $14.5 million for the six months ended June 30, 2004 and consisted of:

•                  $15.1 million of debt borrowings, primarily on the revolving line of credit; offset by

•                  $0.6 million of other secured long-term debt repayments.

Debt Obligations and Capital Resources as of June 30, 2004

As of June 30, 2004, first-lien credit facility borrowings and second-lien term debt totaling $105.6 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $100.0 million of 12% subordinated notes, $71.3 million of 15% second-lien term debt and other secured indebtedness totaling $8.2 million outstanding as of June 30, 2004.  In addition, our 16% mandatorily redeemable preferred stock, which has characteristics of both a liability and equity, had a $46.8 million mandatorily redemption value as of June 30, 2004.

As of June 30, 2004, we had $41.0 million of working capital and $8.6 million of borrowings available under our $24.0 million revolving line of credit, which expires in March 2006.

Recent Developments Affecting Debt Obligations and Preferred Stock Dividends

On July 23, 2004, holders of $64.5 million of DeCrane Aircraft’s 12% senior subordinated notes due September 30, 2008 (the “existing notes”) exchanged their notes for new 17% senior discount notes due September 30, 2008 (the “new notes”).  The new notes do not bear cash interest and have an initial accreted value equal to the principal amount of the notes exchanged.  The new notes accrete in value at a 17% annual rate and will have a $127.8 million aggregate accreted principal value at maturity.  The new notes are senior unsecured obligations of DeCrane Aircraft and are guaranteed by its subsidiaries.  Except for the changes in the interest rate and payment and ranking described above, the new notes have terms substantially identical to those contained in the existing notes, although covenants limiting the incurrence of indebtedness, the granting of liens and the making of restricted payments are more restrictive.  The exchange will help conserve working capital by reducing DeCrane Aircraft’s cash interest expense by $7.7 million annually through September 2008.

Concurrent with the note exchange, DeCrane Aircraft amended the terms of its 16% senior preferred stock and we also amended the terms of our 14% preferred stock as well.  The amended terms provide that further dividends do not accrue on the preferred stock, except if a leverage ratio (as defined)

falls below certain specified levels or if certain triggering events occur, such as failure to discharge any mandatory redemption obligations, and the like.  Depending upon the future leverage ratio achieved, dividends will resume at various dividend rates.  All dividends accrued through the amendment date and future dividends, if any, are not payable until redemption.  The amendment for the 16% preferred stock accelerates the mandatory redemption date from March 31, 2009 to December 31, 2008 while the September 30, 2009 mandatory redemption date for the 14% preferred stock remained unchanged.  The amendment to the 16% preferred stock also adds several restrictive covenants.  The holders of the 16% preferred stock were issued 348,945 shares of DeCrane Holdings common stock in connection with the amendment.

We continue to explore transactions that would improve our liquidity and reduce our cash needs.  We have not entered into any commitments to do so and cannot assure you that we will be able to do so in the future.  For example, as disclosed in a Current Report on Form 8-K date July 20, 2004, we are engaged in discussions with some of the holders of the remaining 12% senior subordinated notes that did not participate in exchange for the 17% notes.  We are proposing that such holders exchange their existing 12% senior subordinated notes for new senior notes that would bear interest at an annual rate of 2% in cash and 10% in kind.  No letters of intent or definitive agreements with respect to such proposal have been executed, and any such transaction would require negotiation and execution of definitive documentation and the consent of our other lenders, including the holders who participated in the 17% note exchange.  As a result, any such exchange transaction may not occur.

Financial Condition and Liquidity

We believe our expected operating cash flows, together with borrowings under our first-lien credit facility ($8.6 million of which was available as of June 30, 2004, the commitment for which expires in March 2006), will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our working capital needs generally increase as our order backlog and revenues increase, particularly with respect to orders where we must incur development costs and build inventory but we may not receive full payment until delivery.  Any significant delay in payments could increase our working capital needs beyond our expectations.  Further, our ability to comply with our debt financial covenants, pay principal or interest and satisfy such cash obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.  See “Special Note Regarding Forward-Looking Statements and Risk Factors.”

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of June 30, 2004, as well an estimate of the periods during which these payments are expected to be made.  The information presented in the table reflects the changes resulting from the July 2004 events previously described in “Liquidity and Capital Resources—Recent Developments Affecting Debt Obligations and Preferred Stock Dividends.”

		Years Ending December 31,
(In millions)	Total	2004	2005 and 2006	2007 and 2008	2009 and Beyond

Long-term debt (a):
First-lien credit facility (b):
Term debt	$80.5	$—	$15.0	$65.5	$—
Revolving line of credit	15.0	—	15.0	—	—
Second-lien term debt (c)	81.3	—	—	81.3	—
17% senior discount notes (d)	64.5	—	—	64.5	—
12% subordinated notes (e)	35.5	—	—	35.5	—
Capital lease obligations (f)	3.2	0.3	0.9	0.6	1.4
Other indebtedness (f)	5.1	0.4	1.7	0.6	2.4
Total long-term debt	285.1	0.7	32.6	248.0	3.8

Mandatorily redeemable preferred stock:
DeCrane Aircraft preferred stock (g)	46.8	—	—	46.8	—
DeCrane Holdings preferred stock (h)	76.5	—	—	—	76.5
Other long-term liabilities	7.8	—	5.3	2.1	0.4
Operating lease obligations	13.3	1.5	5.0	2.4	4.4
Total obligations as of June 30, 2004	$429.5	$2.2	$42.9	$299.3	$85.1

(a)                      Excludes interest payments, which are described in the following notes.

(b)                     The first-lien credit facility bears interest at variable rates and therefore the amount of future interest payments are uncertain.  The debt bears interest based on a margin over, at our option, the prime rate or LIBOR.  As of June 30, 2004, the current prime rate was 4.00% and the current LIBOR was 1.08%.  The margins applicable to portions of amounts borrowed vary depending on our consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien debt was 6.92% as of June 30, 2004.

(c)                      The second-lien term debt is comprised of $70.0 million of fixed rate debt and $10.0 million of variable rate debt.  The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at our option, at the prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest payable at maturity.  The weighted-average interest rate on all second-lien debt was 14.33% as of June 30, 2004.  All of the second-lien debt matures on June 30, 2008, at which time the cash payment obligation will be $91.7 million, including the 3% pay-in-kind interest obligation.

(d)                     The 17% senior discount notes do not bear cash interest expense but instead accrete in value at a 17% annual rate until maturity on September 30, 2008.  The notes will have a $127.8 million aggregate accreted principal value at maturity.

(e)                      Interest on the 12% subordinated notes is payable semiannually.

(f)                        Interest is generally payable monthly.

(g)                     Dividends do not accrue on the preferred stock unless a leverage ratio (as defined) falls below certain specified levels.  Depending on the future leverage ratio achieved, dividends may accrue at either a 4% or 16% annual rate.  Future dividends, in any, are not payable until redemption.  The mandatory redemption date is December 31, 2008.  Our debt instruments restrict our ability to make payments on our preferred stock.

(h)                     Dividends do not accrue on the preferred stock unless a leverage ratio (as defined) falls below certain specified levels.  Depending on the future leverage ratio achieved, dividends may accrue at either a 3.5% or 14% annual rate.  Future dividends, in any, are not payable until redemption.  The mandatory redemption date is September 30, 2009.

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

As of June 30, 2004, we also had irrevocable standby letters of credit in the amount of $0.3 million issued and outstanding under our first-lien credit facility.

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

•                  our reliance on large projects, where unanticipated needs to incur development costs and acquire inventory or delays in payment could increase our working capital needs;

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of June 30, 2004, the current prime rate was 4.0% and the current LIBOR was 1.08%.  Based on $105.6 million of variable-rate debt outstanding as of June 30, 2004, a hypothetical one percent rise in interest rates, to 5.00% for prime rate borrowings and 2.08% for LIBOR borrowings, would reduce our pre-tax earnings by $1.0 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert our variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.0 million of variable-rate debt converted to fixed-rate debt outstanding as of June 30 2004, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our $100.0 million fixed-rate long-term debt increased $20.0 million, or 44.4%, to approximately $65.0 million as of June 30, 2004 from $45.0 million as of December 31, 2003.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $5.0 million.

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

PART II – OTHER INFORMATION

ITEM 1.                             LEGAL PROCEEDINGS

See Note 10 to the consolidated financial statements included in this report.

ITEM 6.                             EXHIBITS AND REPORTS ON FORM 8-K

a.                                       Exhibits

31.1                                       Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2                                       Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32                                                Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*                                                     Filed herewith

b.                                      Reports on Form 8-K

On June 2, 2004 we filed a Form 8-K Current Report.  Under Item 9 we disclosed entering into non-binding letters of intent with several holders of our 12% senior subordinated notes to exchange their notes aggregating approximately $65 million for new 17% senior discount notes, which bear no cash interest but instead accrete in value at a 17% annual rate until maturity, and the holders of our 16% and 14% preferred stock to amend the terms of the preferred stock.

On July 20, 2004 we filed a Form 8-K Current Report.  Under Item 9 we disclosed we are in discussion with certain holders of our 12% senior subordinated notes not participating in the exchange described in our June 2, 2004 Form 8-K Current Report to exchange their notes for new notes bearing interest at a rate of 2% in cash and 10% in kind at maturity.

On July 23, 2004 we filed a Form 8-K Current Report.  Under Item 9 we disclosed we had completed the exchange of notes and amended the terms of our 16% preferred stock as we had described in our June 2, 2004 Form 8-K Current Report.  We also disclosed we had obtained waivers of certain rights from the holders of more that 99% of our 14% preferred stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

August 16, 2004	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Chief Financial Officer and
Assistant Secretary