Form 10-Q
period 2004-09-30
DECRANE HOLDINGS CO
filed 2004-11-12
CIK 1076441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(Not Applicable)

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Registrant’s Common Stock, $.01 par value, outstanding as of November 8, 2004 was 4,358,242 shares.

Table of Contents

Part I – Financial Information

Item 1.	Financial Statements (Unaudited)

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and 2003

Consolidated Statements of Stockholders’ Equity (Deficit) for the nine months ended September 30, 2004

Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Condensed Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Performance Measures

Changes in Accounting Principles

Three months ended September 30, 2004

Nine months ended September 30, 2004

Restructuring, Asset Impairment and Other Related Charges

Liquidity and Capital Resources

Disclosure of Contractual Obligations and Commitments

Disclosure About Off-Balance Sheet Commitments and Indemnities

Recent Accounting Pronouncements

Special Note Regarding Forward Looking Statements and Risk Factors

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)	September 30, 2004	December 31, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,774	$6,936
Accounts receivable, net	21,842	21,455
Inventories	55,699	42,981
Prepaid expenses and other current assets	1,254	1,082
Total current assets	81,569	72,454

Property and equipment, net	29,420	30,900
Goodwill	162,430	162,430
Other assets, principally intangibles, net	33,172	38,092
Total assets	$306,591	$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Short-term borrowings and current portion of long-term debt	$6,339	$1,198
Accounts payable	17,147	15,462
Accrued liabilities	18,132	17,890
Income taxes payable	63	—
Total current liabilities	41,681	34,550

Long-term debt	288,890	268,208
Mandatorily redeemable preferred stock	124,475	—
Other long-term liabilities	8,346	5,464

Commitments and contingencies (Note 10)

Mandatorily redeemable preferred stock	—	112,237

Stockholders’ equity (deficit):
Undesignated preferred stock, $.01 par value, 1,140,000 shares authorized; None issued and outstanding as of September 30, 2004 and December 31, 2003	—	—
Common stock, $.01 par value, 10,000,000 shares authorized; 4,358,242 and 4,009,297 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	44	40
Additional paid-in capital	61,475	61,475
Notes receivable for shares sold	(1,321)	(1,268)
Accumulated deficit	(216,863)	(176,562)
Accumulated other comprehensive loss	(136)	(268)
Total stockholders’ equity (deficit)	(156,801)	(116,583)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$306,591	$303,876

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Revenues	$50,645	$44,273	$154,059	$130,286
Cost of sales	37,645	34,494	121,801	102,086

Gross profit	13,000	9,779	32,258	28,200

Operating expenses:
Selling, general and administrative expenses	7,811	4,787	22,836	21,696
Research and development expenses	1,681	2,211	5,863	7,062
Impairment of goodwill	—	—	—	34,000
Amortization of intangible assets	913	912	2,738	2,738
Total operating expenses	10,405	7,910	31,437	65,496

Income (loss) from operations	2,595	1,869	821	(37,296)

Other expenses:
Interest expense	9,555	6,546	27,007	18,883
Mandatorily redeemable preferred stock dividends	1,163	1,718	9,781	4,972
Loss on debt and preferred stock restructuring	3,898	—	3,898	—
Other expenses, net	143	134	346	880

Loss from continuing operations before provision for income taxes	(12,164)	(6,529)	(40,211)	(62,031)
Provision for income (taxes) benefit	(30)	(143)	(90)	10,487

Loss from continuing operations	(12,194)	(6,672)	(40,301)	(51,544)

Discontinued operations and change in accounting principle:
Loss from discontinued operations, net of tax	—	—	—	(5,650)
Cumulative effect of change in accounting principle	—	—	—	(13,764)

Net loss	(12,194)	(6,672)	(40,301)	(70,958)

Noncash preferred stock dividend accretion	—	(2,333)	—	(6,765)

Net loss applicable to common stockholders	$(12,194)	$(9,005)	$(40,301)	$(77,723)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity (Deficit)

			Additional Paid-in Capital	Notes Receivable For Shares Sold	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total

(In thousands, except share data)	Common Stock
	Shares	Amount

Balance, December 31, 2003	4,009,297	$40	$61,475	$(1,268)	$(176,562)	$(268)	$(116,583)

Comprehensive income (loss):
Net loss	—	—	—	—	(40,301)	—	(40,301)
Unrealized gain on interest rate swap contract	—	—	—	—	—	132	132
							(40,169)

Common stock issued for preferred stock amendment	348,945	4	—	—	—	—	4

Notes receivable interest accrued	—	—	—	(53)	—	—	(53)

Balance, September 30, 2004 (Unaudited)	4,358,242	$44	$61,475	$(1,321)	$(216,863)	$(136)	$(156,801)

The accompanying notes are an integral part of the consolidated financial statements.

DECRANE HOLDINGS CO. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
(In thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net loss	$(40,301)	$(70,958)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of change in accounting principles	—	13,764
Loss from discontinued operations	—	5,650
Depreciation and amortization	9,188	9,401
Mandatorily redeemable preferred stock dividends	9,781	4,972
Loss on debt and preferred stock restructuring	3,898	—
Long-term debt interest accretion	3,880	—
Noncash portion of restructuring, asset impairment and other related charges	3,073	37,664
Preferred stock redemption value accretion	264	—
Deferred income taxes	—	(11,654)
Other, net	(12)	228
Changes in assets and liabilities:
Accounts receivable	(387)	950
Inventories	(15,669)	(6,961)
Prepaid expenses and other assets	(10)	(734)
Accounts payable	1,685	1,159
Accrued liabilities	374	(14,902)
Income taxes payable	161	276
Other long-term liabilities	2,882	3,620
Net cash used for operating activities	(21,193)	(27,525)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	—	132,800
Capital expenditures	(2,740)	(3,090)
Cash paid for acquisition contingent consideration	—	(600)
Net cash provided by (used for) investing activities	(2,740)	129,110

Cash flows from financing activities:
Debt borrowings:
Revolving line of credit, net	17,800	17,400
Short-term promissory notes	5,000	—
Debt repayments:
First-lien term debt	—	(129,275)
Other secured long-term debt	(892)	(1,600)
Deferred financing costs	(2,137)	—
Net cash provided by (used for) financing activities	19,771	(113,475)

Net cash provided by discontinued operations	—	2,194

Net decrease in cash and cash equivalents	(4,162)	(9,696)
Cash and cash equivalents at beginning of period	6,936	12,421
Cash and cash equivalents at end of period	$2,774	$2,725

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

The following table summarizes the results of operations for the three months and nine months ended September 30, 2003 as if SFAS No. 150 had been in effect as of the beginning of 2003.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
(In thousands)	As Reported	Pro Forma	As Reported	Pro Forma
	(Unaudited)
Loss from continuing operations	$(6,672)	$(9,005)	$(51,544)	$(58,309)
Net loss	(6,672)	(9,005)	(70,958)	(77,723)

The pro forma data reflects DeCrane Holdings 14% preferred stock dividends of $2,333,000 for the three months ended September 30, 2003 and $6,765,000 for the nine months ended September 30, 2003 as charges against income during the periods.

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

This change in accounting policy was made after concluding the 2003 fiscal year but was applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements rather than classified as a component of inventory cost.  The Company restated its results of operations by charging previously inventoried costs totaling $2,211,000 and $7,062,000 for the three months and nine months ended September 30, 2003, respectively, to research and development expense and recording a $13,764,000 charge as of January 1, 2003 to reflect the cumulative effect of the change in accounting principle.

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Net loss, as reported	$(12,194)	$(6,672)	$(40,301)	$(70,958)
Less total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(81)	(94)	(243)	(282)
Pro forma net loss	$(12,275)	$(6,766)	$(40,544)	$(71,240)

The effect of applying SFAS No. 123 may not be representative of the pro forma effect in future years since additional options may be granted during those future years.

Note 2.   Restructuring, Asset Impairment and Other Related Charges

During the three months and nine months ended September 30, 2004 and 2003, the Company recorded restructuring, asset impairment and other related charges as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Nature of charges:
Operational Realignment and Facilities Restructuring	$405	$—	$7,306	$—
Seating Product Line and Furniture Manufacturing Facilities Restructuring	—	—	—	7,132
Goodwill impairment charges	—	—	—	41,500
Total pre-tax charges	$405	$—	$7,306	$48,632

Business segment recording the charges:
Cabin Management	$73	$—	$1,701	$41,132
Systems Integration	75	—	5,348	—
Corporate	257	—	257	—
Total charged to continuing operations	405	—	7,306	41,132
Specialty Avionics (discontinued operations)	—	—	—	7,500
Total pre-tax charges	$405	$—	$7,306	$48,632

Charged to operations:
Cost of sales	$147	$—	$6,230	$6,573
Selling, general and administrative expenses	258	—	1,076	559
Impairment of goodwill	—	—	—	34,000
Total charged to continuing operations	405	—	7,306	41,132
Charged to discontinued operations	—	—	—	7,500
Total pre-tax charges	$405	$—	$7,306	$48,632

Components of charges:
Noncash charges	$95	$—	$3,073	$37,664
Cash charges	310	—	4,233	3,468
Total charged to continuing operations	405	—	7,306	41,132
Charged to discontinued operations (noncash)	—	—	—	7,500
Total pre-tax charges	$405	$—	$7,306	$48,632

Operational Realignment and Facilities Consolidation

During the second quarter of fiscal 2004, the Company adopted plans to restructure the operations of its Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In connection with these actions, the Company recorded pre-tax charges to operations totaling $7,306,000 through September 30, 2004, including $405,000 during the third quarter, comprised of the following:

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

•      Severance and Other Compensation Costs.  The Company’s total workforce will be reduced by 25 employees, or 2%, from December 31, 2003 levels when the restructuring is completed during the fourth quarter of fiscal 2004.

•      Other Restructuring Charges.  Other charges pertain to legal, travel and relocation costs.

The Company expects to incur additional restructuring-related expenses of approximately $1,600,000 during the fourth quarter of fiscal 2004 to complete the restructuring plans.  These expenses, which are primarily relocation and travel costs, will be expensed as incurred.

The components of the restructuring, asset impairment and other related charges are as follows:

				Balance at
	Total	Amounts Incurred		September 30,
(In thousands)	Charges	Noncash	Cash	2004
	(Unaudited)
Lease termination and other related charges	$3,044	$(102)	$(113)	$2,829
Excess inventory write-downs	2,906	(2,906)	—	—
Severance and other compensation costs	538	—	(81)	457
Other restructuring charges	818	(65)	(502)	251
Total	7,306	$(3,073)	$(696)	$3,537

Other restructuring-related charges to be incurred	1,578
Total expected restructuring charges	$8,884

Future cash payments, which will extend to 2013 because of lease termination costs, will be funded from existing cash balances and internally generated cash from operations.

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

Goodwill Impairment Charges

As a result of the weakness in the business, VIP and head-of-state aircraft market in 2003 and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability in June 2003 and found to be impaired.  As a result, $34,000,000 of goodwill associated with the reporting unit was written off and charged to operations during the three months ended June 30, 2003.

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

In accordance with the Financial Accounting Standards Board’s Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations,” as amended, interest expense includes interest on debt that was assumed by the buyer as well as interest on the $130,723,000 of debt that was required to be repaid as a result of the sale.  Interest expense was based on the historical interest rates charged during each of the periods.  In addition, and also in accordance with EITF 87-24, costs and expenses exclude the allocation of general corporate overhead.

The following tables summarize the results of operations and cash flows of the Specialty Avionics Group for the five months ended May 23, 2003, the date of sale.

(In thousands)	Five Months Ended May 23, 2003
(Unaudited)
Revenues	$36,595

Operating expenses:
Costs and expenses	30,128
Impairment of goodwill	7,500
Amortization of intangible assets	878
Total operating expenses	38,506

Loss from operations	(1,911)

Other expenses:
Interest expense:
Debt required to be repaid with proceeds from sale	2,952
Debt obligations assumed by the buyer	270
Other expenses, net	153

Pre-tax income (loss)	(5,286)
Provision for income taxes	1,053

Loss from operations, net of tax	(6,339)
Gain on sale, net of tax	689

Net loss from discontinued operations	$(5,650)

(In thousands)	Five Months Ended May 23, 2003
(Unaudited)
Cash Flows Provided By (Used For):
Operating activities	$3,760
Investing activities	(902)
Financing activities	(649)
Net increase in cash and cash equivalents	(13)
Effect of foreign currency translation on cash	(2)
Net cash provided by discontinued operations	$2,194

Note 4.                                  Inventories

Inventories are comprised of the following as of September 30, 2004 and December 31, 2003:

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Raw materials	$28,683	$30,414
Work-in-process	21,045	6,817
Finished goods	2,130	1,693
Costs and estimated earnings in excess of billings on uncompleted contracts	3,841	4,057
Total inventories	$55,699	$42,981

Total costs and estimated earnings on all uncompleted contracts as of September 30, 2004 and December 31, 2003 are comprised of the following:

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Costs incurred on uncompleted contracts	$17,229	$71,824
Estimated earnings recognized	855	77,782
Total costs and estimated earnings	18,084	149,606
Less billings to date	(14,355)	(145,661)
Net	$3,729	$3,945

Balance sheet classification:
Asset – Costs and estimated earnings in excess of billings	$3,841	$4,057
Liability – Billings in excess of costs and estimated earnings (Note 6)	(112)	(112)
Net	$3,729	$3,945

Note 5.                                  Other Assets, Principally Intangibles

Other assets are comprised of the following as of September 30, 2004 and December 31, 2003:

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Identifiable intangible assets with finite useful lives	$22,717	$25,455
Deferred financing costs	9,910	11,812
Other non-amortizable assets	545	825
Total other assets	$33,172	$38,092

In connection with the debt restructuring described in Note 7, the Company recorded a noncash charge of $1,705,000 during the three months ended September 30, 2004 to write-off deferred financing costs associated with the portion of the existing notes exchanged for new notes.

Identifiable Intangible Assets with Finite Useful Lives

Identifiable intangible assets with finite useful lives are comprised of the following as of September 30, 2004 and December 31, 2003:

	September 30, 2004 (Unaudited)			December 31, 2003
(In thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

FAA certifications	$22,272	$(7,336)	$14,936	$22,272	$(6,222)	$16,050
Engineering drawings	7,645	(2,668)	4,977	7,645	(2,286)	5,359
Other identifiable intangibles	11,345	(8,541)	2,804	11,345	(7,299)	4,046
Total identifiable intangibles	$41,262	$(18,545)	$22,717	$41,262	$(15,807)	$25,455

Estimated annual amortization expense for all identifiable intangible assets with finite useful lives for the five-year period ending December 31, 2008 is as follows: 2004 – $3,644,000; 2005 – $3,477,000; 2006 – $2,275,000; 2007 – $2,175,000; and 2008 – $2,171,000.

Note 6.                                  Accrued Liabilities

Accrued liabilities are comprised of the following as of September 30, 2004 and December 31, 2003:

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Salaries, wages, compensated absences and payroll related taxes	$5,185	$4,017
Accrued interest	3,724	4,969
Current portion of accrued product warranty obligations	2,492	2,064
Customer advances and deposits	2,337	3,147
Billings in excess of costs and estimated earnings on uncompleted contracts	112	112
Other accrued liabilities	4,282	3,581
Total accrued liabilities	$18,132	$17,890

Note 7.                                  Short-Term Borrowings and Long-Term Debt

Short-term borrowings and long-term debt is comprised of the following amounts as of September 30, 2004 and December 31, 2003:

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)
Short-term borrowings:
13.5% senior unsecured promissory notes payable to related parties	$5,000	$—
Long-term debt:
First-lien credit facility:
Term debt	80,521	80,521
Revolving line of credit	17,800	—
Second-lien term debt	81,902	80,067
17% senior discount notes	67,045	—
Capital lease obligations and other debt, secured by property and equipment	7,961	8,818
12% senior subordinated notes	35,000	100,000
Total short-term borrowings and long-term debt	295,229	269,406
Less short-term borrowings and current portion of long-term debt	(6,339)	(1,198)
Long-term debt, less current portion	$288,890	$268,208

During the third quarter of fiscal 2004, holders of $65,000,000 of DeCrane Aircraft’s 12% senior subordinated notes due September 30, 2008 (the “existing notes”) exchanged their notes for new 17% senior discount notes due September 30, 2008 (the “new notes”).  The new notes do not bear cash interest and have an initial accreted value equal to the principal amount of the notes exchanged.  The new notes accrete in value at a 17% annual rate and will have a $128,772,000 aggregate accreted principal value at maturity.  The new notes are senior unsecured obligations of DeCrane Aircraft and are guaranteed by its subsidiaries.  Except for the changes in the interest rate, payment and ranking described above, the new notes have terms substantially identical to those contained in the existing notes, although covenants limiting the incurrence of indebtedness, the granting of liens and the making of restricted payments are more restrictive.

In addition to the interest accretion on the 17% senior discount notes, a portion of the interest charged on the second-lien term debt is also pay-in-kind or “accreted” interest, payable at maturity.  An additional $2,667,000 and $3,880,000 of interest accreted to the principal balances of the notes and term debt during the three months and nine months ended September 30, 2004, respectively.

In September 2004, the Company received the proceeds from the issuance of 13.5% senior unsecured promissory notes in the aggregate principle amount of $5,000,000 to DLJ Merchant Banking Partners II, L.P. and affiliated funds, who are also stockholders and, as a result, related parties (see Note 16 to the audited financial statements included in the Company’s 2003 Form 10-K for additional information on the related party relationship).  Unless extended, the notes, plus accrued interest, are due on November 29, 2004.  The notes contain covenants identical to those in the new 17% notes.

As of September 30, 2004, the Company had irrevocable standby letters of credit in the amount of $318,000 issued and outstanding under the first-lien credit facility, which reduces borrowings available under the $24,000,000 revolving line of credit.

Note 8.   Mandatorily Redeemable Preferred Stock

As more fully described in “Note 1—Changes in Accounting Principles,” the Company adopted the provisions of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” as of January 1, 2004.

The table below summarizes the increase in mandatorily redeemable preferred stock during the nine months ended September 30, 2004.

	DeCrane Aircraft 16% Senior Preferred Stock				DeCrane Holdings 14% Preferred Stock
(In thousands, except share and per share data)	Number of Shares	Mandatory Redemption Value	Unamortized Issuance Discount	Net Book Value	Number of Shares	Mandatory Redemption Value	Total

Balance, December 31, 2003	432,919	$43,292	$(2,457)	$40,835	342,417	$71,402	$112,237
Preferred stock dividends	40,113	4,011	—	4,011	—	5,770	9,781
Redemption value accretion	—	—	264	264	—	—	264
Write-off of unamortized discount	—	—	2,193	2,193	—	—	2,193
Balance, September 30, 2004 (Unaudited)	473,032	$47,303	$—	$47,303	342,417	$77,172	$124,475

Per share liquidation value as of September 30, 2004 (Unaudited)		$100.00				$225.37

During the third quarter of fiscal 2004, the DeCrane Aircraft amended the terms of its 16% senior preferred stock and DeCrane Holdings amended the terms of its 14% preferred stock as well.  The amended terms provide that further dividends on either class of preferred stock, if any, accrue at rates dependent on a specified financial ratio or if certain triggering events occur.  All dividends accrued through the amendment date and future dividends, if any, are not payable until redemption.  The amendment for the 16% preferred stock accelerates the mandatory redemption date from March 31, 2009 to December 31, 2008 while the September 30, 2009 mandatory redemption date for the 14% preferred stock remained unchanged.  The amendment to the 16% preferred stock also adds several restrictive covenants.

The holders of the 16% preferred stock were issued 348,945 shares of DeCrane Holdings common stock in connection with the amendment.  The common stock had a nominal fair market value on the issuance date and was therefore recorded at its $0.01 per share par value.  In connection with the 16% preferred stock restructuring, the Company recorded a noncash charge of $2,193,000 during the three months ended September 30, 2004 to write-off the unamortized issuance discount associated with the initial issuance of the preferred stock.

Preferred Stock Dividends

Future preferred stock dividends, if any, are dependent, in part, upon a defined leverage ratio the Company achieves as of each quarterly testing date.  Depending on the ratio achieved, and provided certain triggering events have not occurred, dividends for the succeeding quarter accrue at a 0%, 4% or 16% annual rate on the 16% preferred stock and 0%, 3.5% or 14% on the 14% preferred stock.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like, dividends accrue at the 16% and 14% annual rates.  Based upon the leverage ratio achieved as of September 30, 2004, no dividends will accrue on either the 16% or 14% preferred stock from the amendment dates through December 31, 2004.

Note 9.                                  Income Taxes

The components of income (loss) before income taxes and cumulative effect of change in accounting principle and the provisions for income tax benefit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Pre-tax income (loss) reported by:
Continuing operations	$(12,164)	$(6,529)	$(40,211)	$(62,031)
Discontinued operations	—	—	—	(5,286)
Consolidated pre-tax loss	$(12,164)	$(6,529)	$(40,211)	$(67,317)

Total provision for income taxes (benefit):
Income tax benefit based on pre-tax loss	$(5,521)	$(1,188)	$(12,664)	$(23,821)
Net deferred tax assets valuation allowance	5,551	1,331	12,754	14,387
Net provision for income taxes (benefit)	$30	$143	$90	$(9,434)

Allocation of total provision:
Continuing operations	$30	$143	$90	$(10,487)
Discontinued operations	—	—	—	1,053
Net provision for income taxes (benefit)	$30	$143	$90	$(9,434)

For the three months and nine months ended September 30, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004 (Note 1).

For the three months and nine months ended September 30, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges and DeCrane Aircraft’s 16% preferred stock dividends.

As more fully described in Note 11 to the audited financial statements included in the Company’s 2003 Form 10-K, the Company had a net deferred tax asset of $19,528,000 fully offset by a valuation allowance of the same amount as of December 31, 2003.

As required by SFAS No. 109, the Company evaluated its deferred tax assets for expected recoverability based on the nature of the item, the associated taxing jurisdictions, the applicable expiration dates and future taxable income forecasts that would impact utilization.  Since there is no loss carry back potential and the Company does not have any tax planning strategies to assure recoverability, the only possibility for recovery of the net deferred assets is future taxable income.  Since there have been prior year losses, the Company believes it was not prudent to rely on future taxable income as the means to support the carrying value of the net deferred tax assets.  Based upon the results of operations for the nine months ended September 30, 2004, the Company determined that an additional $12,754,000 valuation allowance was required as of that date, $5,551,000 of which is applicable to the three-month period.

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

Management utilizes more than one measurement to evaluate group performance and allocate resources; however, management considers Adjusted EBITDA, as defined, to be the primary measurement of a group’s overall core economic performance and return on invested capital.  Management also uses Adjusted EBITDA in the Company’s annual budget and planning process for future periods, as one of the decision-making criteria for funding discretionary capital expenditures and product development programs and as the measure in determining the value of acquisitions and dispositions.  The board of directors uses Adjusted EBITDA as one of the performance metrics for determining the amount of bonuses awarded pursuant to the Company’s cash incentive bonus plan and as an indicator of enterprise value used in determining the exercise price of stock options granted and the acceleration of stock option vesting pursuant to the Company’s incentive stock option plan.

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

The accounting policies of the groups are substantially the same as those described in the summary of significant accounting policies in Note 1 to the audited financial statements included in the Company’s 2003 Form 10-K.  Some transactions are recorded at the Company’s corporate headquarters and are not allocated to the groups, such as most of the Company’s cash and cash equivalents, debt and related net interest expense, corporate headquarters costs and income taxes.

The tables below summarize selected financial data by business segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Revenues:
Cabin Management	$39,429	$29,655	$114,757	$89,910
Systems Integration	12,221	13,807	42,132	40,657
Inter-group elimination (1)	(1,005)	811	(2,830)	(281)
Consolidated totals	$50,645	$44,273	$154,059	$130,286

Adjusted EBITDA (as defined):
Cabin Management	$7,675	$3,909	$17,297	$12,769
Systems Integration	1,784	3,698	7,212	10,035
Corporate (2)	(1,738)	(1,133)	(3,944)	(4,640)
Inter-group elimination (3)	1	(1)	2	111
Consolidated totals	7,722	6,473	20,567	18,275
Reconciling items (4)	(19,916)	(13,145)	(60,868)	(89,233)
Net loss	$(12,194)	$(6,672)	$(40,301)	$(70,958)

(In thousands)	September 30, 2004	December 31, 2003
	(Unaudited)

Total assets (as of period end):
Cabin Management	$239,575	$224,116
Systems Integration	52,763	58,395
Corporate (5)	14,283	21,456
Inter-group elimination (6)	(30)	(91)
Consolidated totals	$306,591	$303,876

(1)   Inter-group sales are accounted for at prices comparable to sales to unaffiliated customers, and are eliminated in consolidation.

(2)   Reflects the Company’s corporate headquarters costs and expenses not allocated to the groups.

(3)   Reflects elimination of the effect of inter-group profits in inventory.

(4)   Adjusted EBITDA (as defined) excludes the following income and (expenses) reflected in the Company’s financial statements which are prepared in accordance with generally accepted accounting principles:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)
Depreciation and amortization of long- lived assets (a)	$(2,247)	$(2,383)	$(6,850)	$(7,350)
Adjustment to reflect program costs as research and development expenses and nonrecurring program start-up costs (b)	(2,445)	(2,211)	(5,542)	(7,062)
Restructuring, asset impairment and other related charges	(405)	—	(7,306)	(41,132)
Acquisition related charges not capitalized	(30)	(10)	(48)	(27)
Interest expense	(9,555)	(6,546)	(27,007)	(18,883)
Mandatorily redeemable preferred stock dividends	(1,163)	(1,718)	(9,781)	(4,972)
Loss on debt and preferred stock restructuring	(3,898)	—	(3,898)	—
Other expenses, net	(143)	(134)	(346)	(880)
Provision for income (taxes) benefit	(30)	(143)	(90)	10,487
Income (loss) from discontinued operations	—	—	—	(5,650)
Cumulative effect of change in accounting principle	—	—	—	(13,764)
Total reconciling items	$(19,916)	$(13,145)	$(60,868)	$(89,233)

(a)   Reflects depreciation and amortization of long-lived assets but excludes amortization of deferred financing costs, which are classified as a component of interest expense, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2004	2003	2004	2003
	(Unaudited)

Depreciation and amortization of long- lived assets	$2,247	$2,383	$6,850	$7,350
Amortization of deferred financing costs	757	676	2,338	2,051
Consolidated depreciation and amortization	$3,004	$3,059	$9,188	$9,401

(b)         Under program accounting, which the Company is required to use for determining covenant compliance under its credit agreements, certain product development and nonrecurring program start-up costs incurred in connection with specific contracted programs are deferred and charged to cost of sales as revenues related to the program are recognized.  For financial reporting purposes, these costs are charged to expense as incurred.  This adjustment reflects the net difference between these two methods of accounting.

(5)   Reflects the Company’s corporate headquarters assets, excluding investments in and notes receivable from subsidiaries.

(6)   Reflects elimination of inter-group receivables and profits in inventory as of period end.

Note 12.         Supplemental Condensed Consolidating Financial Information

In conjunction with the 12% and 17% notes described in Note 7, the following condensed consolidating financial information is presented segregating DeCrane Aircraft, as the issuer, and the guarantor and non-guarantor subsidiaries.  The accompanying financial information in the guarantor subsidiaries column reflects the financial position, results of operations and cash flows for those subsidiaries guaranteeing the notes.  DeCrane Holdings is not a guarantor of the notes and is therefore reflected in the non-guarantor subsidiary column with DeCrane Aircraft’s non-guarantor subsidiaries.  DeCrane Aircraft’s non-guarantor subsidiaries are companies within the Specialty Avionics Group which was sold in May 2003 and is therefore classified as a component of discontinued operations.

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

(3)   Elimination of equity in earnings of subsidiaries.

Balance Sheets

	September 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$1,915	$859	$—	$—		$2,774
Accounts receivable, net	—	21,842	—	—		21,842
Inventories	—	55,699	—	—		55,699
Other current assets	75	1,179	—	—		1,254
Total current assets	1,990	79,579	—	—		81,569

Property and equipment, net	793	28,627	—	—		29,420
Other assets, principally goodwill	11,500	184,102	—	—		195,602
Investments in subsidiaries	78,555	—	(78,172)	(383	)(1)	—
Intercompany receivables	228,878	55,209	—	(284,087	)(2)	—
Total assets	$321,716	$347,517	$(78,172)	$(284,470)		$306,591

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$5,046	$1,293	$—	$—		$6,339
Other current liabilities	7,967	27,375	—	—		35,342
Total current liabilities	13,013	28,668	—	—		41,681

Long-term debt, less current portion	282,327	6,563	—	—		288,890
Mandatorily redeemable preferred stock	47,303	—	77,172	—		124,475
Intercompany payables	55,209	228,878	—	(284,087	)(2)	—
Other long-term liabilities	3,357	4,989	—	—		8,346

Stockholders’ equity (deficit):
Paid-in capital	111,670	151,492	61,519	(264,483	)(1)	60,198
Retained earnings (deficit)	(191,163)	(72,937)	(216,863)	264,100	(1)	(216,863
Accumulated other comprehensive loss	—	(136)	—	—		(136)
Total stockholders’ equity (deficit)	(79,493)	78,419	(155,344)	(383)		(156,801)
Total liabilities and stockholders’ equity (deficit)	$321,716	$347,517	$(78,172)	$(284,470)		$306,591

	December 31, 2003
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Assets

Current assets:
Cash and cash equivalents	$6,540	$396	$—	$—		$6,936
Accounts receivable, net	—	21,455	—	—		21,455
Inventories	—	42,981	—	—		42,981
Other current assets	254	828	—	—		1,082
Total current assets	6,794	65,660	—	—		72,454

Property and equipment, net	1,047	29,853	—	—		30,900
Other assets, principally goodwill	13,615	186,907	—	—		200,522
Investments in subsidiaries	85,668	—	(44,913)	(40,755	)(1)	—
Intercompany receivables	261,631	100,642	—	(362,273	)(2)	—
Total assets	$368,755	$383,062	$(44,913)	$(403,028)		$303,876

Liabilities, Mandatorily Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

Current liabilities:
Current portion of long-term debt	$11	$1,187	$—	$—		$1,198
Other current liabilities	8,532	24,820	—	—		33,352
Total current liabilities	8,543	26,007	—	—		34,550

Long-term debt, less current portion	260,654	7,554	—	—		268,208
Intercompany payables	100,642	261,631	—	(362,273	)(2)	—
Other long-term liabilities	2,994	2,470	—	—		5,464

Minority interest in preferred stock of subsidiary	40,835	—	—	—		40,835
Mandatorily redeemable 14% preferred stock	—	—	71,402	—		71,402

Stockholders’ equity (deficit):
Paid-in capital	111,719	151,492	60,247	(263,211	)(1)	60,247
Retained earnings (deficit)	(156,632)	(65,824)	(176,562)	222,456	(1)	(176,562)
Accumulated other comprehensive loss	—	(268)	—	—		(268)
Total stockholders’ equity	(44,913)	85,400	(116,315)	(40,755)		(116,583)
Total liabilities, mandatorily redeemable preferred stock and stockholders’ equity (deficit)	$368,755	$383,062	$(44,913)	$(403,028)		$303,876

Statements of Operations

	Three Months Ended September 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$50,645	$—	$—		$50,645
Cost of sales	—	37,645	—	—		37,645

Gross profit	—	13,000	—	—		13,000

Operating and other expenses (income):
Selling, general and administrative expenses	2,121	5,690	—	—		7,811
Research and development expenses	—	1,681	—	—		1,681
Amortization of intangible assets	—	913	—	—		913
Interest expense	9,348	207	—	—		9,555
Mandatorily redeemable preferred
stock dividends	478	—	685	—		1,163
Loss on debt and preferred stock restructuring	3,898	—	—	—		3,898
Intercompany charges	(5,630)	5,630	—	—		—
Equity in loss of subsidiaries	690	—	11,509	(12,199	)(3)	—
Other expenses, net	126	17	—	—		143
Provision for income taxes (benefit)	478	(448)	—	—		30
Total operating and other expenses, net	11,509	13,690	12,194	(12,199)		25,194
Net loss	$(11,509)	$(690)	$(12,194)	$12,199		$(12,194)

	Three Months Ended September 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$44,273	$—	$—		$44,273
Cost of sales	—	34,494	—	—		34,494

Gross profit	—	9,779	—	—		9,779

Operating and other expenses (income):
Selling, general and administrative expenses	313	4,474	—	—		4,787
Research and development expenses	—	2,211	—	—		2,211
Amortization of intangible assets	—	912	—	—		912
Interest expense	6,419	127	—	—		6,546
Mandatorily redeemable preferred stock dividends	—	—	1,718	—		1,718
Intercompany charges	(6,690)	6,690	—	—		—
Equity in loss of subsidiaries	4,045	—	4,954	(8,999	)(3)	—
Other expenses (income), net	(553)	687	—	—		134
Provision for income taxes (benefit)	1,420	(1,277)	—	—		143
Total operating and other expenses, net	4,954	13,824	6,672	(8,999)		16,451
Net loss	$(4,954)	$(4,045)	$(6,672)	$8,999		$(6,672)

Statements of Operations

	Nine Months Ended September 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$154,059	$—	$—		$154,059
Cost of sales	—	121,801	—	—		121,801

Gross profit	—	32,258	—	—		32,258

Operating and other expenses (income):
Selling, general and administrative expenses	4,543	18,293	—	—		22,836
Research and development expenses	—	5,863	—	—		5,863
Amortization of intangible assets	—	2,738	—	—		2,738
Interest expense	26,439	568	—	—		27,007
Mandatorily redeemable preferred stock dividends	4,011	—	5,770	—		9,781
Loss on debt and preferred stock restructuring	3,898	—	—	—		3,898
Intercompany charges	(16,509)	16,509	—	—		—
Equity in loss of subsidiaries	7,113	—	34,531	(41,644	)(3)	—
Other expenses, net	340	6	—	—		346
Provision for income taxes (benefit)	4,696	(4,606)	—	—		90
Total operating and other expense	34,531	39,371	40,301	(41,644)		72,559
Net loss	$(34,531)	$(7,113)	$(40,301)	$41,644		$(40,301)

	Nine Months Ended September 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Revenues	$—	$130,286	$—	$—		$130,286
Cost of sales	—	102,086	—	—		102,086

Gross profit	—	28,200	—	—		28,200

Operating and other expenses (income):
Selling, general and administrative expenses	5,217	16,479	—	—		21,696
Research and development expenses	—	7,062	—	—		7,062
Impairment of goodwill	—	34,000	—	—		34,000
Amortization of intangible assets	—	2,738	—	—		2,738
Interest expense	18,535	348	—	—		18,883
Minority interest in preferred stock of subsidiary	—	—	4,972	—		4,972
Intercompany charges	(18,265)	18,265	—	—		—
Equity in loss of subsidiaries	51,013	218	65,986	(117,217	)(3)	—
Other expenses, net	33	847	—	—		880
Provision for income taxes (benefit)	9,453	(19,940)	—	—		(10,487)
Loss from discontinued operations	—	5,432	218	—		5,650
Change in accounting principle	—	13,764	—	—		13,764
Total operating and other expenses, net	65,986	79,213	71,176	(117,217)		99,158
Net loss	$(65,986)	$(51,013)	$(71,176)	$117,217		$(70,958)

Statements of Cash Flows

	Nine Months Ended September 30, 2004 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(34,531)	$(7,113)	$(40,301)	$41,644		$(40,301)
Noncash adjustments:
Equity in loss of subsidiaries	7,113	—	34,531	(41,644	)(3)	—
Other noncash adjustments	14,625	9,677	5,770	—		30,072
Changes in working capital	(12,487)	1,523	—	—		(10,964)
Net cash provided by (used for) operating activities	(25,280)	4,087	—	—		(21,193)

Cash flows from investing activities:
Capital expenditures	(1)	(2,739)	—	—		(2,740)
Net cash used for investing activities	(1)	(2,739)	—	—		(2,740)

Cash flows from financing activities:
Debt borrowings:
Revolving line of credit, net	17,800	—	—	—		17,800
Short-term promissory notes	5,000	—	—	—		5,000
Debt repayments:
Other secured long-term debt	(7)	(885)	—	—		(892)
Deferred financing costs	(2,137)	—	—	—		(2,137)
Net cash provided by (used for) financing activities	20,656	(885)	—	—		19,771

Net increase (decrease) in cash and equivalents	(4,625)	463	—	—		(4,162)
Cash and equivalents at beginning of period	6,540	396	—	—		6,936
Cash and equivalents at end of period	$1,915	$859	$—	$—		$2,774

	Nine Months Ended September 30, 2003 (Unaudited)
(In thousands)	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Total

Cash flows from operating activities:
Net loss	$(65,986)	$(51,013)	$(71,176)	$117,217	(3)	$(70,958)
Loss from discontinued operations	—	5,432	218	—		5,650
Noncash adjustments:
Change in accounting principle	—	13,764	—	—		13,764
Equity in loss of subsidiaries	51,013	218	65,986	(117,217	)(3)	—
Other noncash adjustments	(9,168)	44,807	4,972	—		40,611
Changes in working capital	(5,350)	(11,242)	—	—		(16,592)
Net cash provided by (used for) operating activities	(29,491)	1,966	—	—		(27,525)

Cash flows from investing activities:
Net proceeds from sale of Specialty Avionics Group	132,800	—	—	—		132,800
Capital expenditures	(26)	(3,064)	—	—		(3,090)
Cash paid for acquisitions	(600)	—	—	—		(600)
Net cash provided by (used for) investing activities	132,174	(3,064)	—	—		129,110

Cash flows from financing activities:
Debt borrowings:
Revolving line of credit, net	17,400	—	—	—		17,400
Debt repayments:
First-lien term debt	(129,275)	—	—	—		(129,275)
Other secured long-term debt	(618)	(982)	—	—		(1,600)
Net cash used for financing activities	(112,493)	(982)	—	—		(113,475)
Net cash provided by discontinued operations	—	2,194	—	—		2,194
Net increase (decrease) in cash and equivalents	(9,810)	114	—	—		(9,696)
Cash and equivalents at beginning of period	12,343	78	—	—		12,421
Cash and equivalents at end of period	$2,533	$192	$—	$—		$2,725

ITEM 2.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with our financial statements and accompanying notes included in this report.

Results of Operations

Performance Measures

The following discussion of our results of operations includes discussions of financial measures and operating statistics that we use to evaluate the performance of, and trends in, our businesses.  We believe the presentation of these measures and statistics are relevant and useful to investors because it allows them to view performance and trends in a manner similar to the methods we use.  These measures and statistics, and why they are important to us and could be of interest to you, are described below.

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

We utilize more than one measurement to evaluate segment performance and allocate resources among our operating segments; however, we consider Adjusted EBITDA, as defined below, to be the primary measurement of overall operating segment core economic performance and return on invested capital.  We also use Adjusted EBITDA in the annual budgeting and planning for future periods, as one of the decision-making criteria for funding discretionary capital expenditure and product development programs and as the measure for determining the value of acquisitions and dispositions.  Our board of directors uses Adjusted EBITDA as one of the performance metrics for determining the amount of bonuses awarded pursuant to the cash incentive bonus plan and as an indicator of enterprise value used in determining the exercise price of stock options granted and the acceleration of stock option vesting pursuant the incentive stock option plan.

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

The following table summarizes the results of operations for the three months and nine months ended September 30, 2003 as if SFAS No. 150 had been in effect as of the beginning of 2003.

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
(In millions)	As Reported	Pro Forma	As Reported	Pro Forma

Loss from continuing operations	$(6.7)	$(9.0)	$(51.5)	$(58.3)
Net loss	(6.7)	(9.0)	(70.9)	(77.7)

The pro forma data reflects DeCrane Holdings 14% preferred stock dividends of $2.3 million for the three months ended September 30, 2003 and $6.8 million for the nine months ended September 30, 2003 as charges against income during the periods.

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

This change in accounting policy was made after concluding the 2003 fiscal year but was applied retroactively to the beginning of the year, January 1, 2003, as required by generally accepted accounting principles.  As a result of the change, program-related product development costs are now classified as a component of research and development expenses in the consolidated financial statements rather than classified as a component of inventory cost.  We have restated the results of operations by charging previously inventoried costs totaling $2.2 million and $7.1 million for the three months and nine months ended September 30, 2003, respectively, to research and development expense and recording a $13.8 million charge as of January 1, 2003 to reflect the cumulative effect of the change in accounting principle.

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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Revenues.  Revenues increased $6.3 million, or 14.4%, to $50.6 million for the three months ended September 30, 2004 from $44.3 million for the three months ended September 30, 2003.  By segment, revenues changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$9.7	33.0%
Systems Integration	(1.6)	(11.5)
Increase in inter-group elimination	(1.8)
Total	$6.3

Cabin Management.  Revenues increased by $9.7 million, or 33% compared to the prior year, due to a higher volume of business, VIP and head-of-state jet production by aircraft manufacturers.  The increase consisted of the following:

•                  an $8.5 million increase in aircraft furniture and related products revenues;

•                  a $1.1 million increase in cabin management and entertainment systems revenues; and

•                  a $1.2 million increase in seating products revenues; offset by

•                  a $1.1 million decrease in other product and services revenues.

Systems Integration.  Revenues decreased by $1.6 million, or 11.5% compared to the prior year, due to:

•                  a $4.9 million decrease resulting from lower production of auxiliary fuel systems pursuant to our supply contract with Boeing Business Jet (“BBJ”); and

•                  a $1.5 million decrease in service center revenues; offset by

•                  a $4.5 million increase in completion revenues; and

•                  a $0.3 million increase in revenues from integration kits and related services for commercial aircraft.

BBJ has exercised its option to convert the supply contract to a “requirements” contract, from a guaranteed “take-or-pay” contract, commencing January 1, 2005.  Production under the “take-or-pay” portion of the contract for 2004 was completed during the second quarter of fiscal 2004 and no new orders have been placed pursuant to the new “requirements” contract.  Based upon the number of auxiliary fuel systems BBJ has in its inventory, we believe we may not receive any orders for additional systems until fiscal 2005.  During the three months ended September 30, 2004, auxiliary fuel systems revenues were $0.8 million compared to $5.7 million for the same period last year.

Gross profit.  Gross profit increased $3.2 million, or 32.9%, to $13.0 million for the three months ended September 30, 2004 from $9.8 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Cabin Management	$4.5	88.9%
Systems Integration	(1.3)	(26.4)
Total	$3.2

Cabin Management.  Gross profit increased by $4.5 million, or 88.9% compared to the prior year, primarily due to:

•                  a $4.8 million increase related to higher volume for our aircraft furniture and related products;

•                  a $0.8 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $0.4 million increase in gross profit related to our other products; offset by

•                  $1.4 million of program start-up costs related to the interior of a customer’s recently introduced new model aircraft, a portion of which are nonrecurring; and

•                  a $0.1 million increase in restructuring charges incurred in 2004 compared to those incurred during the same period in 2003 related to our furniture and seating operations.

Systems Integration.  Gross profit decreased by $1.3 million, or 26.4% compared to the prior year, primarily due to:

•                  a $1.6 million decrease resulting from lower revenues from auxiliary fuel systems and a change in product delivery mix to lower margin products; and

•                  $0.1 million of restructuring charges incurred in 2004 related to the reorganization of our manufacturing operations; offset by

•                  a $0.4 million increase resulting from the increase in revenue commercial aircraft integration kits and a change in delivery mix to higher margin products.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $3.0 million, or 63.2%, to $7.8 million for the three months ended September 30, 2004, from $4.8 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Cabin Management	$1.6	71.6%
Systems Integration	0.6	49.3
Corporate	0.8
Total	$3.0

Cabin Management.  SG&A expenses increased by $1.6 million, or 71.6% compared to the prior year, primarily due to:

•                  a $1.4 million increase attributable to a change in corporate allocations for insurance and incentive compensation; and

•                  $0.2 million of program start-up costs related to the interior of a customer’s recently introduced new model aircraft, a portion of which are nonrecurring.

Systems Integration.  SG&A expenses increased by $0.6 million, or 49.3% compared to the prior year, primarily as a result of higher sales and marketing activities associated with the aircraft completion portion of our business and to changes in corporate allocations for insurance and incentive compensation.

Corporate.  SG&A expenses increased by $0.8 million compared to the prior year due principally to higher costs pursuant to the incentive compensation plan and $0.2 million of restructuring charges incurred in 2004 related to the reorganization of our manufacturing operations.

Research and development expenses.  Research and development expenses decreased $0.5 million, or 24.0%, to $1.7 million for the three months ended September 30, 2004 compared to $2.2 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Cabin Management	$(0.8)	(51.6)%
Systems Integration	0.3	42.9
Total	$(0.5)

Cabin Management.  R&D expenses decreased $0.8 million, or 51.6% compared to the prior year.  The decrease is primarily related to the near completed development of our new single-design seat technology and design of new interior furnishing components for a major customer’s recently introduced new model aircraft.

Systems Integration.  R&D expenses increased $0.3 million, or 42.9% compared to the prior year.  The increase is principally due to the ongoing development of our cockpit door video surveillance system for different models of commercial aircraft and a design modification to an existing product.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.2 million to $2.2 million for the three months ended September 30, 2004 from $2.4 million for the same period in the prior year.  The decline is attributable to reduced capital expenditures and a lower depreciable base resulting from restructuring charges.  Depreciation and amortization changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Depreciation charged to:
Cost of sales	$(0.1)	(3.1)%
Selling, general and administrative expense	(0.1)	(20.0)
Amortization of intangible assets	0.0
Total	$(0.2)

Adjusted EBITDA.  We define Adjusted EBITDA as earnings, determined using program accounting for product development costs, before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  As described above in “—Performance Measures—Adjusted EBITDA,” we use this financial measure to evaluate the core economic performance of our operating segments.  The notes to our financial statements include additional information about Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss), a GAAP financial measure, to clarify the differences between these two measures.

Cabin Management.  Adjusted EBITDA increased by $3.8 million, or 96.3%, to $7.7 million for the three months ended September 30, 2004 compared to $3.9 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues improved to 19.5 % for the three months ended September 30, 2004 compared to 13.2% for the same period last year.  The $3.8 million increase is comprised of:

•                  a $2.5 million increase from improved margins which result, in part, from fixed costs being absorbed over a higher revenue base; and

•                  a $1.3 million increase resulting from a 33.0% revenue increase.

Our furniture and seating operations contributed $3.5 million of the increase and our cabin management and entertainment systems contributed $0.3 million of the increase.

Systems Integration.  Adjusted EBITDA decreased by $1.9 million, or 51.8%, to $1.8 million for the three months ended September 30, 2004 compared to $3.7 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 14.6 % for the three months ended September 30, 2004 compare to 26.8% for the same period last year.  The $1.9 million decrease is comprised of:

•                  a $1.5 million decrease resulting from the change in margin between periods; and

•                  a $0.4 million decrease resulting from an 11.5% revenue decrease.

The decline in margin is attributable to a change in product delivery mix, principally resulting from auxiliary fuel systems revenues being replaced with revenues from lower margin products and services.  A $2.0 million decline in auxiliary fuel tank, service center and aircraft completion margins was partially offset by a $0.1 million increase in the margins for integration kits and related services for commercial aircraft.

Operating income.  Operating income increased $0.7 million, or 39.0%, to $2.6 million for the three months ended September 30, 2004, from $1.9 million for the same period in the prior year.  By segment, the operating loss changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Cabin Management	$3.7	474.1%
Systems Integration	(2.2)	(88.8)
Corporate	(0.8)
Total	$0.7

Cabin Management.  Operating income increased by $3.7 million, or 474.1% compared to the prior year, due to:

•                  a $4.8 million increase in gross profit, primarily due to lower revenues related to our furniture and seating operations;

•                  a $0.8 million increase in gross profit related to higher volume for our cabin management and entertainment systems;

•                  a $0.8 million decrease in research and development expenses; and

•                  a $0.4 million increase in gross profit related to other products; offset by

•                  $1.6 million of program start-up costs incurred in 2004, a portion of which are nonrecurring;

•                  a $1.4 million increase in SG&A spending; and

•                  a $0.1 million increase in restructuring charges incurred in 2004.

Systems Integration.  Operating income decreased by $2.2 million, or 88.8% compared to the prior year, due to:

•                    a $1.3 million decrease resulting from reduced gross profit on lower revenues;

•                    a $0.6 million increase in SG&A spending; and

•                    a $0.3 million increase in research and development expenses.

Interest expense.  Interest expense increased $3.1 million, or 46.0%, to $9.6 million for the three months ended September 30, 2004 compared to $6.5 million for the same period in the prior year.  The increase is attributable to:

•                    a $3.1 million increase attributable to $80.0 million of second-lien term debt issued in December 2003;

•                    a $0.6 million net increase in interest expense resulting from the exchange of $65.0 million of 12% senior subordinated notes for 17% senior discount notes; and

•                    a $0.2 million increase in other interest expense; offset by

•                    a $0.8 million decrease in our first-lien interest expense due to lower principal balances outstanding resulting from the repayment with the proceeds from our second-lien debt financing in December 2003, offset, in part, by a 1.5% increase in interest rate margins charged by our lenders based on our consolidated debt leverage ratio.

Mandatorily redeemable preferred stock dividends.  Mandatorily redeemable preferred stock dividends increased $0.5 million to $1.2 million for the three months ended September 30, 2004 from $1.7 million for the same period in the prior year as follows:

	Three Months Ended September 30,
(In millions)	2004	2003
DeCrane Holdings 14% preferred stock	$0.7	$—
DeCrane Aircraft 16% preferred stock	0.5	1.7
Total dividends	$1.2	$1.7

As more fully described in “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting SFAS No. 150, the 14% quarterly preferred stock dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, the 14% preferred stock dividends were deducted in arriving at the net income or loss applicable to DeCrane Holdings’ common stockholders and amounted to $2.3 million for the three months ended September 30, 2003; DeCrane Aircraft’s 16% preferred stock dividends totaled $1.6 million and were charged against pre-tax income as minority interest in preferred stock of subsidiary.  The decrease in dividends between the periods is a result of amendments to the terms of both classes of preferred stock.

During the third quarter of fiscal 2004, the terms of the 16% and 14% preferred stock were amended to provide that further preferred stock dividends, if any, accrue at rates dependent on a specified financial ratio or if certain triggering events occur.  Future preferred stock dividends, if any, are dependent, in part, upon a defined leverage ratio achieved as of each quarterly testing date.  Depending on the ratio achieved, and provided certain triggering events have not occurred, dividends for the succeeding quarter accrue at a 0%, 4% or 16% annual rate on the 16% preferred stock and 0%, 3.5% or 14% on the 14% preferred stock.  If certain triggering events occur, dividends accrue at the 16% and 14% annual rates.  Based upon the leverage ratio achieved as of September 30, 2004, no dividends will accrue on either the 16% or 14% preferred stock from the amendment date through December 31, 2004.  See “—Liquidity and Capital Resources—Debt and Preferred Stock Restructuring” for additional information.

Loss on debt and preferred stock restructuring.  The loss on debt and preferred stock restructuring of $3.9 million for the three months ended September 30, 2004 reflects the write-off of deferred financing costs attributable to the $65.0 million of 12% senior subordinated notes exchanged for 17% senior discount notes and the write-off of the remaining unamortized original issuance discount related to our 16% preferred stock.  See “—Liquidity and Capital Resources—Debt and Preferred Stock Restructuring” for additional information.

Provision for income taxes.  The provision for income taxes is comprised of the following:

	Three Months Ended September 30,
(In millions)	2004	2003
Income tax (benefit) based on reported pre-tax loss	$(5.5)	$(1.2)
Net deferred tax asset valuation allowance	5.5	1.3
Net prevision for income taxes	$—	$0.1

For the three months ended September 30, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges and DeCrane Aircraft’s 16% preferred stock dividends.

For the three months ended September 30, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004, as described above.

As more fully described in Note 11 to the audited financial statements included in our 2003 Form 10-K, there were net deferred tax asset of $19.5 million fully offset by a valuation allowance of the same amount as of December 31, 2003.  Based upon the results of operations for the nine months ended September 30, 2004, we determined that an additional $14.4 million valuation allowance was required as of that date, $5.5 million of which is applicable to the three-month period.

Loss from continuing operations and net loss.  The loss from continuing operations and net loss increased $5.5 million to a loss of $12.2 million for the three months ended September 30, 2004 compared to a loss of $6.7 million for the same period in the prior year, primarily due to:

•                  a $3.9 million loss on our debt and preferred stock restructuring; and

•                    a $3.0 million increase in interest and other expenses (net); offset by

•                    a $0.7 million increase in operating income;

•                    a $0.6 million decrease in preferred stock dividends, principally resulting from the restructuring of our preferred stock; and

•                    a $0.1 million decrease in income tax expense.

Net loss applicable to common stockholders.  Net loss applicable to our common stockholders increased $3.2 million to a net loss of $12.2 million for the three months ended September 30, 2004 compared to a net loss of $9.0 million for the same period in the prior year.  The increase in the net loss applicable to our common stockholder is attributable to:

•                  a $5.5 million increase in our net loss; offset by

•                    a $2.3 million decrease in preferred stock dividends resulting from the January 1, 2004 adoption of SFAS No. 150 which requires preferred stock dividends be deducted from the net income or loss for the period.

Bookings and Backlog.  Bookings increased $27.1 million, or 77.6%, to $61.9 million for the three months ended September 30, 2004 compared to $34.8 million for the same period in the prior year.  Backlog increased $25.6 million to $83.6 million as of September 30, 2004 compared to $58.0 million as of December 31, 2003.  By segment, bookings and backlog changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Bookings:
Cabin Management	$12.4	42.1%
Systems Integration	14.7	267.6
Total	$27.1

Backlog:
Cabin Management	$16.0	47.4%
Systems Integration	9.6	39.6
Total	$25.6

Cabin Management’s bookings and backlog increase is a result of the increase in our customers’ aircraft production schedules during the period.  Systems Integration’s bookings and backlog increase is a result of booking an order for an aircraft completion during the quarter as well as an increase in orders for our cockpit door video surveillance system.

Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003

Revenues.  Revenues increased $23.8 million, or 18.2%, to $154.1 million for the nine months ended September 30, 2004 from $130.3 million for the nine months ended September 30, 2003.  By segment, revenues changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent
Cabin Management	$24.8	27.6%
Systems Integration	1.5	3.6
Increase in inter-group elimination	(2.5)
Total	$23.8

Cabin Management.  Revenues increased by $24.8 million, or 27.6% compared to the prior year due to a higher volume of business, VIP and head-of-state jet production by aircraft manufacturers.  The increase consisted of the following:

•      a $20.3 million increase in aircraft furniture and related products revenues;

•      a $3.4 million increase in cabin management and entertainment systems revenues; and

•      a $3.0 million increase in seating products revenues; offset by

•      a $1.9 million decrease in other product and services revenues.

Systems Integration.  Revenues increased by $1.5 million, or 3.6% compared to the prior year, due to:

•      a $6.2 million increase in completion and service center revenues; and

•      a $2.3 million increase in revenues from integration kits and related services for commercial aircraft; offset by

•                  a $7.0 million decrease resulting from lower production of auxiliary fuel systems pursuant to our supply contract with BBJ.

BBJ has exercised its option to convert the supply contract to a “requirements” contract, from a guaranteed “take-or-pay” contract, commencing January 1, 2005.  Production under the “take-or-pay” portion of the contract for 2004 is complete and no new orders have been placed pursuant to the new “requirements” contract.  Based upon the number of auxiliary fuel systems BBJ has in its inventory, we believe we may not receive any orders for additional systems until fiscal 2005.  During the nine months ended September 30, 2004, auxiliary fuel systems revenues were $12.7 million compared to $19.7 million for the same period last year.  During the year ended December 31, 2003, BBJ auxiliary fuel systems provided approximately $26.4 million, or 15.5%, of our consolidated revenues.

Gross profit.  Gross profit increased $4.1 million, or 14.4%, to $32.3 million for the nine months ended September 30, 2004 from $28.2 million for the same period in the prior year.  By segment, gross profit changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$12.3	96.6%
Systems Integration	(8.2)	(53.4)
Total	$4.1

Cabin Management.  Gross profit increased by $12.3 million, or 96.6% compared to the prior year, primarily due to:

•                  a $5.7 million increase related to higher volume in aircraft furniture and related products revenues;

•                  a $5.7 million decrease in restructuring charges incurred in 2004 compared to those incurred during the same period in 2003 related to our furniture and seating operations;

•                  a $2.2 million increase in gross profit related to higher volume for our cabin management and entertainment systems; and

•                  a $0.1 million increase in gross profit related to other products; offset by

•                  $1.4 million of program start-up costs related to the interior of a customer’s recently introduced new model aircraft, a portion of which are nonrecurring.

Systems Integration.  Gross profit decreased by $8.2 million, or 53.4% compared to the prior year, primarily due to:

•                  $5.3 million of restructuring charges incurred in 2004 related to the reorganization of our manufacturing operations;

•                  a $3.6 million decrease resulting from reduced auxiliary fuel system revenues; and

•                  a $0.3 million decrease resulting from the change in product delivery mix; offset by

•                  a $1.0 million increase resulting from the increase in revenues from integration kits and related services for commercial aircraft.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.1 million, or 5.3%, to $22.8 million for the nine months ended September 30, 2004, from $21.7 million for the same period in the prior year.  By segment, SG&A expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$1.9	18.4%
Systems Integration	(0.1)	(2.4)
Corporate	(0.7)
Total	$1.1

Cabin Management.  SG&A expenses increased by $1.9 million, or 18.4% compared to the prior year due to:

•                  a $1.1 million increase in SG&A spending in support of higher production levels and new programs;

•                  a $0.3 million increase in restructuring charges incurred in 2004 versus the same period last year;

•                  a $0.3 million increase attributable to a change in corporate allocations for insurance and incentive compensation; and

•                  $0.2 million in program start-up costs related to the interior of a customer’s recently introduced new model aircraft, a portion of which are nonrecurring.

Systems Integration.  SG&A expenses decreased by $0.1 million, or 2.4% compared to the prior year, due to lower labor and employee benefit costs resulting from workforce reductions as well as other cost reduction efforts offset by an increase in sales and marketing activities associated with the aircraft completion portion of our business and a $0.1 million increase in the corporate allocations for insurance.

Corporate.  SG&A expenses decreased by $0.7 million compared to the prior year due to:

•                  a $0.5 million decrease resulting from cost reduction measures;

•                  a $0.4 million decrease in insurance expense resulting from higher allocations to the operating groups; offset by

•                  $0.2 million of 2004 restructuring charges.

Research and development expenses.  Research and development expenses decreased $1.2 million, or 17.0%, to $5.9 million for the nine months ended September 30, 2004 compared to $7.1 million in the prior year.  By segment, research and development expenses changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$(2.4)	39.9%
Systems Integration	1.2	122.9
Total	$(1.2)

Cabin Management.  R&D expenses decreased $2.4 million, or 39.9% compared to the prior year.  The decrease is primarily related to the near completed development of our new single-design seat technology and the design and engineering of new interior furnishing components for a major customer’s recently introduced new model aircraft.

Systems Integration.  R&D expenses increased $1.2 million, or 122.9% compared to the prior year.  The increase is principally due to the ongoing development of our cockpit door video surveillance system for different models of commercial aircraft and a design modification to an existing product.

Depreciation and amortization of intangibles.  Depreciation and amortization expense decreased $0.6 million to $6.8 million for the nine months ended September 30, 2004 from $7.4 million for the same period in the prior year.  The decline is attributable to reduced capital expenditures and a lower depreciable base resulting from restructuring charges.  Depreciation and amortization changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Depreciation charged to:
Cost of sales	$(0.3)	(5.6)%
Selling, general and administrative expense	(0.3)	(20.5)
Amortization of intangible assets	0.0
Total	$(0.6)

Adjusted EBITDA.  We define Adjusted EBITDA as earnings, determined using program accounting for product development costs, before interest, income taxes, depreciation and amortization, restructuring, asset impairment and other related charges, acquisition related charges not capitalized and other noncash and nonoperating charges.  As described above in “–Performance Measures–Adjusted EBITDA,” we use this financial measure to evaluate the core economic performance of our operating segments.  The notes to our financial statements include additional information about Adjusted EBITDA, and should be read in conjunction with the discussions presented herein.  The notes to our financial statements also include a reconciliation of Adjusted EBITDA to net income (loss), a GAAP financial measure, to clarify the differences between these two measures.

Cabin Management.  Adjusted EBITDA increased by $4.5 million, or 35.5%, to $17.3 million for the nine months ended September 30, 2004 compared to $12.8 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues improved to 15.1 % for the nine months ended September 30, 2004 compared to 14.2% for the same period last year.  The $4.5 million increase is comprised of:

•                  a $3.5 million increase resulting from a 27.6% revenue increase; and

•                  a $1.0 million increase from improved margins which result, in part, from fixed costs being absorbed over a higher revenue base.

Our furniture and seating operations contributed $3.3 million of the increase and our cabin management and entertainment systems contributed $1.2 million of the increase.

Systems Integration.  Adjusted EBITDA decreased by $2.8 million, or 28.1%, to $7.2 million for the nine months ended September 30, 2004 compared to $10.0 million for the same period in the prior year.  Adjusted EBITDA as a percent of revenues declined to 17.1 % for the nine months ended September 30, 2004 compare to 24.7% for the same period last year.  The $2.8 million decrease is comprised of:

•                  a $3.2 million decrease resulting from the change in margin between periods; offset by

•                  a $0.4 million increase resulting from a 3.6% revenue increase.

The decline in margin is attributable to a change in product delivery mix, principally resulting from auxiliary fuel systems revenues being replaced with revenues from lower margin products and services.  A $3.7 million decline in auxiliary fuel tank, service center and aircraft completion margins was partially offset by a $0.9 million increase in the margins for integration kits and related services for commercial aircraft.

Impairment of goodwill.  During the nine months ended September 30, 2003, a $34.0 million charge was recorded to reflect the impairment of goodwill in connection with the impairment testing provision of SFAS No. 142, “Goodwill and Other Intangible Assets.”  See “—Restructuring, Asset Impairment and Other Related Charges.”

Operating income (loss).  Operating income increased $38.1 million, or 102.2%, to income of $0.8 million for the nine months ended September 30, 2004, compared to a loss of $37.3 million for the same period in the prior year.  By segment, the operating loss changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$46.8	119.3%
Systems Integration	(9.3)	(131.6)
Corporate	0.6
Total	$38.1

Cabin Management.  The operating income increased by $46.8 million, or 119.3% compared to the prior year, primarily due to:

•                  a $34.0 million decrease in impairment charges;

•                  a $5.7 million increase in gross profit, primarily due to lower revenues related to our furniture and seating operations;

•                  a $5.4 million decrease in restructuring charges incurred in 2004 as compared to 2003;

•                  a $2.4 million decrease in research and development expenses; and

•                  a $2.2 million increase in gross profit related to higher volume for our cabin management and entertainment systems; offset by

•                  $1.6 million in program start-up costs related to the interior of a customer’s recently introduced new model aircraft, a portion of which are nonrecurring; and

•                  a $1.6 million increase in SG&A spending.

Systems Integration.  The operating income decreased by $9.3 million, or 131.6% compared to the prior year, due to:

•                  $5.4 million of restructuring charges incurred in 2004;

•                  a $4.3 million decrease resulting from reduced gross profit; and

•                  a $1.2 million increase in research and development expenses; offset by

•                  a net $1.5 million increase resulting from the conversion of a major customer supply contract to a requirements-only contract;

•                  a $0.1 million decrease in SG&A spending.

Interest expense.  Interest expense increased $8.1 million, or 43.0%, to $27.0 million for the nine months ended September 30, 2004 compared to $18.9 million for the same period in the prior year.  The increase is attributable to:

•                  a $9.0 million increase attributable to $80.0 million of second-lien term debt issued in December 2003;

•                  a $0.6 million net increase in interest expense resulting from the exchange of $65.0 million of 12% senior subordinated notes for 17% senior discount notes; and

•                  a $0.5 million increase in other interest expense; offset by

•                  a $2.0 million decrease in our first-lien interest expense due to lower principal balances outstanding resulting from the repayment with the proceeds from our second-lien debt financing in December 2003, offset, in part, by a 1.5% increase in interest rate margins charged by our lenders based on our consolidated debt leverage ratio.

Mandatorily redeemable preferred stock dividends.  Mandatorily redeemable preferred stock dividends increased $4.8 million to $9.8 million for the nine months ended September 30, 2004 from $5.0 million for the same period in the prior year as follows:

	Nine months ended September 30,
(In millions)	2004	2003

DeCrane Holdings 14% preferred stock	$5.8	$—
DeCrane Aircraft 16% preferred stock	4.0	5.0
Net income tax benefit	$9.8	$5.0

As more fully described in “—Changes in Accounting Principles” above, effective January 1, 2004 we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  As a result of adopting SFAS No. 150, the 14% quarterly preferred stock dividends are reflected as a charge against pre-tax income.  In periods prior to January 1, 2004, the 14% preferred stock dividends were deducted in arriving at the net income or loss applicable to DeCrane Holdings’ common stockholders and amounted to $6.8 million for the nine months ended September 30, 2003; DeCrane Aircraft’s 16% preferred stock dividends totaled $5.0 million and were charged against pre-tax income as minority interest in preferred stock of subsidiary.  The decrease in dividends between the periods is a result of amendments to the terms of both classes of preferred stock.

During the third quarter of fiscal 2004, the terms of the 16% and 14% preferred stock were amended to provide that further preferred stock dividends, if any, accrue at rates dependent on a specified financial ratio or if certain triggering events occur.  Future preferred stock dividends, if any, are dependent, in part, upon a defined leverage ratio achieved as of each quarterly testing date.  Depending on the ratio achieved, and provided certain triggering events have not occurred, dividends for the succeeding quarter accrue at a 0%, 4% or 16% annual rate on the 16% preferred stock and 0%, 3.5% or 14% on the

14% preferred stock.  If certain triggering events occur, dividends accrue at the 16% and 14% annual rates.  Based upon the leverage ratio achieved as of September 30, 2004, no dividends will accrue on either the 16% or 14% preferred stock from the amendment date through December 31, 2004.  See “—Liquidity and Capital Resources–Debt and Preferred Stock Restructuring” for additional information.

Loss on debt and preferred stock restructuring.  The loss on debt and preferred stock restructuring of $3.9 million for the nine months ended September 30, 2004 reflects the write-off of deferred financing costs attributable to the $65.0 million of 12% senior subordinated notes exchanged for 17% senior discount notes and the write-off of the remaining unamortized original issuance discount related to our 16% preferred stock.  See “—Liquidity and Capital Resources–Debt and Preferred Stock Restructuring” for additional information.

Provision for income tax benefit.  The provision for income taxes is comprised of the following:

	Nine months ended September 30,
(In millions)	2004	2003

Income tax (benefit) based on reported pre-tax loss	$(12.7)	$(24.8)
Net deferred tax asset valuation allowance	12.8	14.4
Net provision for income tax (benefit)	$0.1	$(10.4)

For the nine months ended September 30, 2003, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally the non-deductible portion of goodwill impairment charges and DeCrane Aircraft’s 16% preferred stock dividends.

For the nine months ended September 30, 2004, the provision for income taxes, based on the reported consolidated pre-tax loss, differs from the amount determined by applying the applicable U.S. statutory federal rate to the pre-tax loss primarily due to the effects of state and foreign income taxes and non-deductible expenses, principally mandatorily redeemable preferred stock dividends due to the adoption of SFAS No. 150 effective January 1, 2004, as described above.

As more fully described in Note 11 to the audited financial statements included in the Company’s 2003 Form 10-K, there were net deferred tax asset of $19.5 million fully offset by a valuation allowance of the same amount as of December 31, 2003.  Based upon the results of operations for the nine months ended September 30, 2004, we determined that an additional $14.4 million valuation allowance was required as of that date.

Loss from continuing operations.  The loss from continuing operations decreased $11.2 million to a loss of $40.3 million for the nine months ended September 30, 2004 compared to a loss of $51.5 million for the same period in the prior year, primarily due to:

•                  a $38.1 million operating income increase; offset by

•                  a $10.6 million decrease in income tax benefit;

•                  a $7.6 million increase in interest and other expenses (net);

•                  a $4.8 million increase in preferred stock dividends, principally resulting from the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” as described above; and

•                  a $3.9 million loss on our debt and preferred stock restructuring.

Loss from discontinued operations.  The loss from discontinued operations was $5.6 million for the nine months ended September 30, 2003 and reflects the results of operations of our Specialty Avionics Group for the period from January 1, 2003 through May 22, 2003, the date on which it was sold.

Cumulative effect of change in accounting principle.  As more fully described in “—Changes in Accounting Principles” above, the $13.8 million charge in 2003 was to reflect the cumulative effect of the change in accounting for product development costs as of January 1, 2003.

Net loss.  Net loss decreased $30.6 million to a net loss of $40.3 million for the nine months ended September 30, 2004 compared to a net loss of $70.9 million for the same period in the prior year.  The decrease is attributable to:

•                  a decrease in loss from continuing operations of $11.2 million;

•                  a net decrease in cumulative effect of change in accounting principles of $13.8 million; and

•                  a decrease in the loss from discontinued operations of $5.6 million.

Net loss applicable to common stockholders.  Net loss applicable to our common stockholders decreased $37.4 million to a net loss of $40.3 million for the nine months ended September 30, 2004 compared to a net loss of $77.7 million for the same period in the prior year.  The decrease in the net loss applicable to our common stockholder is attributable to:

•                  a $30.6 million decrease in our net loss; and

•                  a $6.8 million decrease in preferred stock dividends resulting from the January 1, 2004 adoption of SFAS No. 150 which requires preferred stock dividends be deducted from the net income or loss for the period.

Bookings.  Bookings increased $51.5 million, or 40.2%, to $179.7 million for the nine months ended September 30, 2004 compared to $128.2 million for the same period in the prior year.  By segment, bookings changed as follows:

	Increase (Decrease) From 2003
(In millions)	Amount	Percent

Cabin Management	$37.2	41.0%
Systems Integration	14.3	38.2
Total	$51.5

Cabin Management’s bookings increased as a result of the increase in our customers’ aircraft production schedules during the period.  Systems Integration’s bookings increase is a result of booking an order for an aircraft completion during the quarter as well as an increase in orders for our cockpit door video surveillance system.

Restructuring, Asset Impairment and Other Related Charges

The following discussion should be read in conjunction with Note 2 accompanying our financial statements included in this report.

During the three months and nine months ended September 30, 2003 and 2004, we recorded restructuring, asset impairment and other related pre-tax charges related to a series of restructuring activities.  These charges, and the effect these charges had on our reported results of operations, are summarized below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2004	2003	2004	2003

Nature of charges:
Operational Realignment and Facilities Restructuring	$0.4	$—	$7.3	$—
Seating Product Line and Furniture Manufacturing Facilities Restructuring	—	—	—	7.1
Goodwill impairment charges	—	—	—	41.5
Total pre-tax charges	$0.4	$—	$7.3	$48.6

Business segment recording the charges:
Cabin Management	$0.1	$—	$1.7	$41.1
Systems Integration	0.1	—	5.4	—
Corporate	0.2	—	0.2	—
Total charged to continuing operations	0.4	—	7.3	41.1
Specialty Avionics (discontinued operations)	—	—	—	7.5
Total pre-tax charges	$0.4	$—	$7.3	$48.6

Charged to operations:
Cost of sales	$0.1	$—	$6.2	$6.5
Selling, general and administrative expenses	0.3	—	1.1	0.6
Impairment of goodwill	—	—	—	34.0
Total charged to continuing operations	0.4	—	7.3	41.1
Charged to discontinued operations	—	—	—	7.5
Total pre-tax charges	$0.4	$—	$7.3	$48.6

Components of charges:
Noncash charges	$0.1	$—	$3.1	$37.6
Cash charges	0.3	—	4.2	3.5
Total charged to continuing operations	0.4	—	7.3	41.1
Charged to discontinued operations (noncash)	—	—	—	7.5
Total pre-tax charges	$0.4	$—	$7.3	$48.6

Operational Realignment and Facilities Restructuring

During the second quarter of fiscal 2004, we adopted plans to restructure the operations of our Cabin Management and Systems Integration groups.  The restructuring plan for Cabin Management involves the realignment of production between its manufacturing facilities and the relocation and consolidation of the group’s headquarters to Wichita, Kansas.  The plan for Systems Integration involves combining the manufacturing activities of two facilities into a single facility and eliminating some product offerings and service capabilities resulting in a partial downsizing of certain operations.  These actions are designed to reduce engineering, production and inventory carrying costs by supporting fewer manufacturing locations and product offerings.  In connection with these actions, we recorded pre-tax charges to operations totaling $7.3 million during the second and third quarters of fiscal 2004, of which $3.1 million were noncash charges.

The charges are comprised of the write-down of surplus inventory, lease termination and related charges, and severance and other compensation costs.  We also expect to incur additional restructuring-related expenses of approximately $1.6 million during the fourth quarter of fiscal 2004 to complete the restructuring plans.  These expenses, which are primarily relocation and travel costs, will be expensed as incurred.  Future cash payments, which will aggregate approximately $5.1 million through 2013 because of lease termination costs, will be funded from existing cash balances and internally generated cash from operations.

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

Goodwill Impairment Charges

As a result of the weakness in the business, VIP and head-of-state aircraft market in 2003 and the decision to down-size a furniture manufacturing facility, the goodwill associated with the furniture manufacturing reporting unit was tested for recoverability in June 2003 and found to be impaired.  As a result, $34.0 million of goodwill associated with the reporting unit was written off and charged to operations during the three months ended June 30, 2003.

In March 2003, we entered into a definitive agreement to sell our equity interests in the subsidiaries comprising the Specialty Avionics Group for $140.0 million in cash.  Based upon the fair value of the group implied in the definitive agreement, we determined that the carrying value of the group’s net assets was not fully recoverable.  As a result, we recorded a goodwill impairment charge of $7.5 million during the three months ended March 31, 2003 to reduce the carrying value to estimated net realizable value.

Liquidity and Capital Resources

We are a holding company and have no direct material operations.  Our only asset is our ownership of all of the common stock of DeCrane Aircraft, and our only material liability is our guarantee of the DeCrane Aircraft first-lien credit facility and second-lien term debt.  Our principal liquidity needs are for income taxes and the payment of our preferred stock redemption and accrued dividend payment obligations on September 30, 2009.

Our only source of cash is dividends from DeCrane Aircraft.  The first-lien credit facility, second-lien term debt, senior discount notes and subordinated notes described below are obligations of DeCrane Aircraft and impose limitations on its ability to pay dividends to us.  We believe that DeCrane Aircraft’s debt instruments will permit it to supply us with sufficient cash to meet the cash needs referred to above for the next twelve months.  However, if that is not the case, we would not be able to satisfy those needs, because we have no other source of cash other than dividends from DeCrane Aircraft.  We would then be required to secure alternate financing, which may not be available on acceptable terms, or at all.

DeCrane Aircraft’s principal cash needs are for debt service, working capital, capital expenditures and strategic acquisitions, as well as to provide us with cash to finance our needs.  Its principal sources of liquidity are expected to be cash flow from operations, potential capital market transactions and third party borrowings, principally under its first-lien credit facility.

Cash Flows During the Nine months ended September 30, 2004

Net cash used for operating activities was $21.2 million for the nine months ended September 30, 2004 and consisted of $10.2 million of cash used by operations after adding back depreciation, amortization, preferred stock dividends, noncash restructuring charges, interest accretion and other noncash items, $13.8 million used for working capital and a $2.8 million increase in other liabilities.  The following factors contributed to the $13.8 million working capital increase:

•                  a $15.6 million increase in inventory commensurate with higher revenues and order backlog; and

•                  a $0.4 million increase in accounts receivables due to higher revenues; offset by

•                  a $2.2 million increase in accounts payable, accrued expenses and income taxes payable.

The $2.8 million increase in other liabilities is principally a result of accruing lease termination costs in connection with our 2004 operation realignment and facilities restructuring.

Net cash used for investing activities consisted of capital expenditures of $2.7 million for the nine months ended September 30, 2004.  We anticipate spending approximately $3.0 to $5.0 million for capital expenditures in 2004.

Net cash provided by financing activities was $19.8 million for the nine months ended September 30, 2004 and consisted of:

•                  $17.8 million of net borrowings under our revolving line of credit;

•                  $5.0 million of proceeds from the issuance of 13.5% senior unsecured promissory notes; offset by

•                  $0.9 million of other secured long-term debt repayments; and

•                  $2.1 million of financing costs related to our debt and preferred stock restructuring.

Debt and Preferred Stock Restructuring

During the third quarter of 2004, holders of $65.0 million of DeCrane Aircraft’s 12% senior subordinated notes due September 30, 2008 (the “existing notes”) exchanged their notes for new 17% senior discount notes due September 30, 2008 (the “new notes”).  The new notes do not bear cash interest and have an initial accreted value equal to the principal amount of the notes exchanged.  The new notes accrete in value at a 17% annual rate and will have a $128.8 million aggregate accreted principal value at maturity.  The new notes are senior unsecured obligations of DeCrane Aircraft and are guaranteed by its subsidiaries.  Except for the changes in the interest rate and payment and ranking described above, the new notes have terms substantially identical to those contained in the existing notes, although covenants limiting the incurrence of indebtedness, the granting of liens and the making of restricted payments are more restrictive.  The exchange will help conserve working capital by reducing DeCrane Aircraft’s cash interest expense by $7.7 million annually through September 2008.

Concurrent with the note exchange, DeCrane Aircraft amended the terms of its 16% senior preferred stock and we also amended the terms of our 14% preferred stock.  The amended terms provide that further dividends do not accrue on the preferred stock, except if a leverage ratio (as defined) falls below certain specified levels or if certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like.  Depending upon the future leverage ratio achieved, and provided that certain triggering events have not occurred, dividends accrue at a 0%, 4% or 16% annual rate on the 16% preferred stock and 0%, 3.5% or 14% on the

14% preferred stock.  If certain triggering events occur, dividends accrue at the 16% and 14% annual rates.  Based upon the leverage ratio achieved as of September 30, 2004, no dividends will accrue on either the 16% or 14% preferred stock from the amendment dates through December 31, 2004.

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

Short-Term Borrowings

In September 2004, we received the proceeds from the issuance of 13.5% senior unsecured promissory notes in the aggregate principle amount of $5.0 million to DLJ Merchant Banking Partners II, L.P. and affiliated funds, who are also stockholders and, as a result, related parties (see Note 16 to the audited financial statements included in our 2003 Form 10-K for additional information on the related party relationship).  Unless extended, the notes, plus accrued interest, are due on November 29, 2004.  The notes may be extended for up to three thirty-day periods, at the option of the noteholders.  While we believe the noteholders would extend the notes beyond the current due date if requested, they are under no obligation to do so.  The notes contain covenants identical to those in the new 17% notes.

Future Liquidity Improvements

We continue to explore transactions that would improve our liquidity and reduce our cash needs.  We have not entered into any commitments to do so and cannot assure you that we will be able to do so in the future.

For example, as disclosed in a Current Report on Form 8-K furnished on July 20, 2004, we engaged in discussions with some of the holders of the remaining 12% senior subordinated notes that did not participate in exchange for the 17% notes.  We proposed that such holders exchange their existing 12% senior subordinated notes for new senior notes that would bear interest at an annual rate of 2% in cash and 10% in kind.  We have terminated all such discussions with the noteholders and no letters of intent or definitive agreements with respect to such proposal were executed.

Debt Obligations and Capital Resources as of September 30, 2004

As of September 30, 2004, first-lien credit facility borrowings and second-lien term debt totaling $108.3 million are at variable interest rates based on defined margins over the current prime rate or LIBOR.  We also had $71.9 million of 15% second-lien term debt, $67.0 million of 17% senior discount notes, $35.0 million of 12% subordinated notes, $8.0 million of other secured indebtedness, and $5.0 million of 13.5% senior unsecured promissory notes outstanding as of September 30, 2004.  In addition, our 16% mandatorily redeemable preferred stock, which has characteristics of both a liability and equity, had a $47.3 million mandatorily redemption value as of September 30, 2004.

As of September 30, 2004, we had $39.9 million of working capital and $5.9 million of borrowings available under our $24.0 million revolving line of credit, which expires in March 2006.

Financial Condition and Liquidity

We believe our expected operating cash flows, together with borrowings under our first-lien credit facility ($5.9 million of which was available as of September 30, 2004, the commitment for which expires in March 2006), will be sufficient to meet our operating expenses, working capital requirements, capital expenditures and debt service obligations for the next twelve months.  However, our working capital needs generally increase as our order backlog and revenues increase, particularly with respect to orders where we must incur development costs and build inventory but we may not receive full payment until delivery.  Any significant delay in payments could increase our working capital needs beyond our expectations.  Further, our ability to comply with our debt financial covenants, pay principal or interest and satisfy such cash obligations will depend on our future operating performance as well as competitive, legislative, regulatory, business and other factors beyond our control.  Although we cannot be certain, we expect to be in compliance with the revised financial covenants through the end of the year based on our current operating plan.  See “Special Note Regarding Forward-Looking Statements and Risk Factors.”

Disclosure of Contractual Obligations and Commitments

The following table summarizes our known contractual obligations to make future cash payments as of September 30, 2004, as well an estimate of the periods during which these payments are expected to be made.

		Years Ending December 31,
(In millions)	Total	2004	2005 and 2006	2007 and 2008	2009 and Beyond

Short-term borrowings:
13.5% senior unsecured promissory notes (a)	$5.0	$5.0	$—	$—	$—
Long-term debt (b):
First-lien credit facility (c):
Term debt	80.5	—	15.0	65.5	—
Revolving line of credit	17.8	—	17.8	—	—
Second-lien term debt (d)	81.9	—	—	81.9	—
17% senior discount notes (e)	67.0	—	—	67.0	—
12% subordinated notes (f)	35.0	—	—	35.0	—
Capital lease obligations (g)	3.1	0.2	0.9	0.6	1.4
Other indebtedness (g)	4.9	0.2	1.7	0.6	2.4
Total short-term borrowings and long-term debt	295.2	5.4	35.4	250.6	3.8

Mandatorily redeemable preferred stock:
DeCrane Aircraft preferred stock (h)	47.3	—	—	47.3	—
DeCrane Holdings preferred stock (i)	77.2	—	—	—	77.2
Other long-term liabilities	8.3	—	5.5	2.4	0.4
Operating lease obligations	9.8	0.7	3.4	2.1	3.6
Total obligations as of September 30, 2004	$437.8	$6.1	$44.3	$302.4	$85.0

(a)                                  Excludes interest of $0.1 million payable at maturity.

(b)                                 Generally excludes interest payments, which are described in the following notes.

(c)                                  The first-lien credit facility bears interest at variable rates and therefore the amount of future interest payments are uncertain.  The debt bears interest based on a margin over, at our option, the prime rate or LIBOR.  As of September 30, 2004, the current prime rate was 4.75% and the current LIBOR was 2.12%.  The margins applicable to portions of amounts borrowed vary depending on our consolidated debt leverage ratio.  Currently, the applicable margins are 4.00% to 4.75% for prime rate borrowings and 5.25% to 6.00% for LIBOR borrowings.  The weighted-average interest rate on all first-lien debt was 7.37% as of September 30, 2004.

(d)                                 The second-lien term debt is comprised of $70.0 million of fixed rate debt and $10.0 million of variable rate debt.  The fixed rate debt bears interest at 15%; 12% payable quarterly in cash and 3% pay-in-kind or “accreted” interest, payable at maturity.  The variable rate debt bears cash interest, at our option, at the prime rate plus 7.5% or LIBOR plus 8.5%, plus 3% pay-in-kind interest payable at maturity.  The weighted-average interest rate on all second-lien debt was 14.77% as of September 30, 2004.  All of the second-lien debt matures on June 30, 2008, at which time the cash payment obligation will be $91.7 million, including the 3% pay-in-kind interest obligation.

(e)                                  The 17% senior discount notes do not bear cash interest expense but instead accrete in value at a 17% annual rate until maturity on September 30, 2008.  The notes will have a $128.8 million aggregate accreted principal value at maturity.

(f)                                    Interest on the 12% subordinated notes is payable semiannually.

(g)                                 Interest is generally payable monthly.

(h)                                 Dividends do not accrue on the preferred stock unless a defined leverage ratio falls below certain specified levels as of each quarterly testing date or if certain triggering events occur.  Depending on the future leverage ratio achieved, and provided certain triggering events have not occurred, dividends accrue at a 0%, 4% or 16% annual rate for the succeeding quarter.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like, dividends accrue at a 16% annual rate.  Based on the leverage ratio achieved as of September 30, 2004, no dividends will accrue on the preferred stock through December 31, 2004.  Future dividends, if any, are not payable until redemption.  The mandatory redemption date is December 31, 2008.  Our debt instruments restrict our ability to make payments on our preferred stock.

(i)                                     Dividends do not accrue on the preferred stock unless a defined leverage ratio falls below certain specified levels as of each quarterly testing date or if certain triggering events occur.  Depending on the future leverage ratio achieved, and provided certain triggering events have not occurred, dividends accrue at a 0%, 3.5% or 14% annual rate.  If certain triggering events occur, such as failure to discharge any mandatory redemption obligations or comply with certain restrictive covenants and the like, dividends accrue at a 14% annual rate.  Based on the leverage ratio achieved as of September 30, 2004, no dividends will accrue on the preferred stock through December 31, 2004.  Future dividends, if any, are not payable until redemption.  The mandatory redemption date is September 30, 2009.  Our debt instruments restrict our ability to make payments on our preferred stock.

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

As of September 30, 2004, we also had irrevocable standby letters of credit in the amount of $0.3 million issued and outstanding under our first-lien credit facility.

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

Market risk related to our variable-rate debt is estimated as the potential decrease in pre-tax earnings resulting from an increase in interest rates.  The interest rates applicable to variable-rate debt are, at our option, based on defined margins over the current prime rate or LIBOR.  As of September 30, 2004, the current prime rate was 4.75% and the current LIBOR was 2.12%.  Based on $108.3 million of variable-rate debt outstanding as of September 30, 2004, a hypothetical one percent rise in interest rates, to 5.75% for prime rate borrowings and 3.12% for LIBOR borrowings, would reduce our pre-tax earnings by $1.1 million annually.

To limit a portion of our exposure related to rising interest rates, we have entered into an interest rate swap contract to effectively convert our variable-rate industrial revenue bonds to 4.2% fixed-rate debt until maturity in 2008.  The contract is considered to be a hedge against changes in the amount of future cash flows associated with interest payments on this portion of our variable-rate debt.  Market risk related to this interest rate swap contract is estimated as the potential higher interest expense we will incur if the variable interest rate decreases below the 4.2% fixed rate.  Based on the $3.0 million of variable-rate debt converted to fixed-rate debt outstanding as of September 30, 2004, a hypothetical one percent decrease in the variable interest rate to 3.2%, would reduce our pre-tax earnings by less than $0.1 million annually.

The estimated fair value of our recently issued $67.0 million of 17% fixed-rate long-term senior discount notes was $48.9 million as of September 30, 2004.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 17.0% to 15.3%, would increase the fair value of our fixed-rate debt by approximately $3.1 million.

The estimated fair value of our $35.0 million of 12% fixed-rate long-term debt increased $7.0 million, or 44.3%, to approximately $22.8.0 million as of September 30, 2004 from $15.8 million as of December 31, 2003.  Although we cannot be certain, we believe the increase may be a result of the recovery of the business, VIP and head-of-state aircraft market in 2004 and the exchange of $65.0 million of 12% notes for 17% senior discount notes with interest payable at maturity.  Market risk related to our fixed-rate debt is deemed to be the potential increase in fair value resulting from a decrease in interest rates.  For example, a hypothetical ten percent decrease in the interest rates, from 12.0% to 10.8%, would increase the fair value of our fixed-rate debt by approximately $1.3 million.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2004, the Company issued 348,945 shares of common stock, $0.01 par value, to the holders of its 16% senior preferred stock listed below in exchange for the their consent to amend the terms of the preferred stock.  The Company received no cash consideration upon issuance.  The common stock had a nominal fair market value on the issuance date and was therefore recorded at its $0.01 per share par value.  Such issuances were made in reliance upon an exemption from the registration provisions of the Act set forth in Section 4(2) thereof relative to issuances by an issuer not involving any public offering or the rules and regulations thereunder.

Holders of the 16% Senior Preferred Stock	Shares of $0.01 Par Value Common Stock Issued

DLJ Investment Partners II, L.P	158,632
DLJ Investment Partners, L.P	70,504
DLJIP II Holdings, L.P	50,020
Neon Capital Limited	29,311
Putnam High Yield Trust	29,311
Putnam Variable Trust – Putnam VT High Yield Fund	11,167
Total	348,945

ITEM 6.    EXHIBITS

3.2.1.2	Certificate of Amendment of Certificate of Incorporation of DeCrane Aircraft Holdings, Inc. dated July 23, 2004 *

4.5.1	DeCrane Aircraft Holdings, Inc. 17% Senior Discount Notes Due 2008 (Note No. 1 dated July 23, 2004)*

4.5.1.1	DeCrane Aircraft Holdings, Inc. 17% Senior Discount Notes Due 2008 (Note No. 2 dated September 9, 2004)*

4.5.2

Certificate of Amendment to Certificate of Designations, Preferences and Rights of 14% Senior Redeemable Exchangeable Preferred Stock Due 2009 (Now Designated as Senior Redeemable Exchangeable Preferred Stock Due 2009) of DeCrane Holdings Co. dated July 23, 2004 *

4.6.2

Certificate of Amendment to Certificate of Designations, Preferences and Rights of 16% Senior Redeemable Exchangeable Preferred Stock Due 2009 (now designated as Senior Redeemable Exchangeable Preferred Stock Due 2008) of DeCrane Aircraft Holdings, Inc. dated July 23, 2004 *

4.7.2

Amendment No. 2 to the Senior Preferred Stock Registration Rights Agreement dated as of June 30, 2000 among DeCrane Aircraft Holdings, Inc. and the holders of Senior Preferred Stock dated July 23, 2004 *

4.8	Indenture dated July 23, 2004 between DeCrane Aircraft Holdings, Inc. and U.S. Bank National Association for 17% Senior Discount Notes Due 2008 *

4.8.1	First Supplemental Indenture dated September 9, 2004 between DeCrane Aircraft Holdings, Inc. and U.S. Bank National Association for 17% Senior Discount Notes Due 2008 *

10.2.1

Amendment No. 1 to the Amended and Restated Investors’ Agreement dated as of October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein dated December 31, 2001 *

10.2.2

Amendment No. 2 to the Amended and Restated Investors’ Agreement dated as October 6, 2000 by and among DeCrane Holdings Co., DeCrane Aircraft Holdings, Inc. and the stockholders named therein dated July 23, 2004 *

10.10.8

Fifth Amendment to the Third Amended and Restated Credit Agreement dated as of June 9, 2004 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders *

10.10.9

Sixth Amendment to the Third Amended and Restated Credit Agreement dated as of July 16, 2004 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders *

10.12.1

First Amendment to the Credit Agreement dated as of December 22, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders dated June 9, 2004 *

10.12.2

Second Amendment to the Credit Agreement dated as of December 22, 2003 among DeCrane Aircraft Holdings, Inc., the lenders listed therein and Credit Suisse First Boston, acting through its Cayman Islands Branch (successor to DLJ Capital Funding, Inc.), as syndication agent and administrative agent for the lenders dated July 16, 2004 *

10.13

Exchange Agreement dated as of July 23, 2004, among DeCrane Aircraft Holdings, Inc., the affiliates of DeCrane Aircraft set forth on the signature pages hereto as Guarantors, and certain holders of DeCrane Aircraft’s 12% Senior Subordinated Notes due 2008 (the “Old Notes”) set forth on the signature pages hereto *

10.13.1

Exchange Agreement dated as of September 9, 2004, among DeCrane Aircraft Holdings, Inc., the affiliates of DeCrane Aircraft set forth on the signature pages hereto as Guarantors, and certain holders of DeCrane Aircraft’s 12% Senior Subordinated Notes due 2008 (the “Old Notes”) set forth on the signature pages hereto *

10.14	16% Senior Preferred Stock Amendment Agreement dated as of July 23, 2004, among DeCrane Aircraft Holdings, Inc., DeCrane Holdings Co., and the other persons set forth on the signature pages hereto *

21.1	List of Subsidiaries of Registrant *

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32	Chief Executive Officer and Chief Financial Officer Certifications Pursuant to Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DECRANE HOLDINGS CO. (Registrant)

November 12, 2004	By:	/s/ RICHARD J. KAPLAN
	Name:	Richard J. Kaplan
	Title:	Chief Financial Officer and
Assistant Secretary